Form 10-Q
period 1995-09-30
OPTIMAX INDUSTRIES INC
filed 1995-11-15
CIK 824103

FORM 10-QSB - Quarterly Report Under Section 13 or 15 (d)
             of the Securities Exchange Act of 1934

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 of 15 (d) of the
Securities Exchange Act of 1934.
For the period ended September 30, 1995
                    Or
[   ] Transition Report Pursuance to Section 13 or 15 (d) of the
Securities Exchange Act of 1934.
For the transition period  from___________to__________

Commission file number   0-19082

                Optimax Industries , Incorporated
     (Exact name of registrant as specified in its charter)

Colorado                        84-1059458_________________
(State of incorporation) ( I.R.S. Employer Identification No.)

16361 Norris Road,  Loxahatchee,  Florida______    33470
(Address of Principal Executive Offices )    (Zip Code)

                         (407) 790-1422
      (Registrant's Telephone number, including area code)

                              None
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

                      [ X ] Yes   [   ] No

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS :
     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                    [    ]   Yes    [    ] No

             APPLICABLE ONLY TO CORPORATE ISSUERS :

As of September 30, 1995, Registrant had 1,478,091 shares of common stock, $.02 Par Value, Outstanding.




                              INDEX

Part I.   Financial Information

     Item I.   Financial statements

               Balance Sheets as of December 31, 1994
                    And September 30, 1995  (Unaudited)

               Statements of Operations, Three Months
                    Ended September 30, 1995 and 1994
                    (Unaudited)

               Statements of Operations, Nine Months
                    Ended September 30, 1995 and 1994
                    (Unaudited)

               Statements of Cash Flows, Three Months
                    Ended September 30, 1995 and 1994
                    (Unaudited)

               Statements of Cash Flows, Nine Months
                    Ended September 30, 1995 and 1994
                    (Unaudited)

     Item 2.   Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations

Part II.  Other Information






























     OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                               September 30,      December 31,
                                      1995          1994
Current Assets
     Cash                           (51,562)      55,821
     Accounts Receivable            372,725       342,359
     Inventory                      651,949       436,977
     Other Current Assets           603,994        28,360
          Total Current Assets    1,577,106       863,517

Property and equipment, net of
 accumulated depreciation           524,201       698,889
Contract retainage                   77,240       175,930
Goodwill, net of accumulated
amortization                      1,105,612             -
Note receivable                      -            257,730
Other assets                        485,260        12,438

     Total Assets                 3,769,419     2,008,504

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
 and accrued expenses              1,132,373      366,584
Notes payable and
    contracts payable - current     519,937       396,680
Notes payable, related parties      305,548        97,541
Total Current Liabilities         1,957,858       860,805

Notes payable,
 net of current portion             611,480       138,226

     Total Liabilities            2,569,338       999,031

Stockholders' Equity
Common Stock                         27,833        15,249
Additional Paid in Capital        7,852,923     6,308,268
Accumulated deficit              (6,680,675)   (5,314,044)
Total Stockholders' Equity        1,200,081     1,009,473

Total liabilities and
Stockholders' Equity              3,769,419     2,008,504


  The accompanying notes are an integral part of the financial statements.









     OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                   Three Months Ended
                                        September 30,
                                   1995      1994
Sales                              332,177   355,018
Cost of Sales                      282,983   225,054
Gross Profit                        49,194   129,964

Expenses
Depreciation                        22,781    43,498
Salaries and payroll taxes, not
Included in cost of sales          100,707    79,284
Other expenses                      99,925   114,910
Total Expenses                     223,413   237,692

Net (Loss) before other
 income (expenses)                (174,219) (107,728)

Other Income (Expenses)
Interest expense                    (8,112)  (60,568)
Other                               10,582     2,862

Total Other Income (Expenses)        2,470  ( 57,706)

Net (Loss)                        (171,749) (165,434)

Net (Loss) per share                 (.11)     (.22)





  The accompanying notes are an integral part of the financial statements.





















     OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                              Nine Months Ended
                                   September 30,
                                   1995      1994
Sales                              664,168   2,449,763
Cost of Sales                      566,701   1,940,577
Gross Profit                        97,467     509,186

Expenses
Depreciation                        86,640     205,577
Salaries and payroll taxes, not
Included in cost of sales          273,257     358,780
Other expenses                     388,479     628,249
Total Expenses                     748,376   1,192,606

Net (Loss) before other
 income (expenses)                (650,909)   (683,420)

Other Income (Expenses)
Interest expense                   (51,508)   (122,925)
Other                              (36,336)      9,415

Total Other Income (Expenses)      (87,844)   (113,510)

Net (Loss)                        (738,753)   (796,930)

Net (Loss) per share                 (.49)       (1.32)






  The accompanying notes are an integral part of the financial statements.




















     OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                        Three Months Ended
                                              September 30,
                                        1995      1994
Cash Flows from Operating Activities:
Net (loss)                              (171,749) (165,434)
Adjustments to reconcile net
   (Loss) to net cash used
   in operating activities
Depreciation                              22,781    43,498
          Other                                -    68,042
Net Cash (Used in) Operating
 Activities                             (148,968) ( 53,894)

Cash Flows from Investing Activities:
     (Disposition) of property and
       equipment                          12,228   238,279
     Other                                 6,330   (47,385)
Net Cash Provided by (Used in) Investing
   Activities                             18,558   190,894

Cash Flows from Financing Activities:
     Issuance of stock and capital
      contributions                      179,600        -
     (Decrease in notes and
       mortgages payable                (162,815) (173,336)
Net Cash Provided by Financing
  Activities                              16,785  (173,336)

Increase (Decrease) in Cash             (113,625)  (36,336)

Cash, beginning of period                 62,063    39,726

Cash, End of Period                      (51,562)    3,390

Interest Paid                              4,479    60,568

Income Taxes Paid                              -         -


  The accompanying notes are an integral part of the financial statements.














     OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                        Nine Months Ended
                                             September 30,
                                        1995      1994
Cash Flows from Operating Activities:
Net (loss)                              (738,753) (796,930)
Adjustments to reconcile net
 (Loss) to net cash used
   in operating activities
Depreciation                             86,640    205,577
Other                                  (116,010)   586,620
Net Cash (Used in) Operating
 Activities                            (768,123)    (4,733)

Cash Flows from Investing Activities:
     (Disposition) of property and
       equipment                        128,366     259,037
     Other                              (12,468)     12,655
Net Cash Provided by (Used in)
 Investing Activities                   115,898     271,692

Cash Flows from Financing Activities:
     Issuance of stock and capital
      contributions                     784,950           -
     (Decrease in notes and
       mortgages payable               (240,108)   (292,671)
Net Cash Provided by Financing
  Activities                            544,842    (292,671)

Increase (Decrease) in Cash            (107,383)    (25,712)

Cash, beginning of period                55,821      29,102

Cash, End of Period                     (51,562)      3,390

Interest Paid                            51,508     122,925

Income Taxes Paid                             -           -




  The accompanying notes are an integral part of the financial statements.













             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. (Formerly Plants for Tomorrow, Inc. ) and its wholly-owned subsidiaries Plants for Tomorrow, Inc. a recently formed wholly-owned subsidiary of Optimax, Taylor-Built Industries, Inc., acquired during February, 1995 and Switchgear Systems International, Inc., acquired August 1, 1995. The balance sheet as of September 30, 1995 and the statements of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994 have been prepared by the Registrant without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows and changes in stockholders' equity for all periods presented have been made.

Material Changes in Financial Position

The Company's working capital at September 30, 1995 was a negative $380,752 as compared to $2,712 at December 31, 1994. This change of $378,040 was principally from the acquisition of Switchgear
Systems International, Inc.

Stockholders' equity increased from $1,009,473 at December 31, 1994 to $1,200,081 at September 30, 1995 , an increase of $190,608 which was partially attributable to the Switchgear Systems International ,Incorporated acquisition and reduction of liabilities.

Material Changes in Results of Operations

The Company's sales were $332,177 and $664,168 during the three and nine month periods ended September 30, 1995, decreases of $22,841 and $1,785,595, respectively.


Gross profit was $49,194 (15% of sales) and $97,467 (15% of sales) during the three and nine month periods ended September 30, 1995 as compared to $129,964 (37% of sales) and $509,186 (21% of sales) during the three and nine month periods ended September 30, 1994. Operating expenses were $223,413 and $748,376 during the three and nine month periods ended September 30, 1995 as compared to $237,692 and $1,192,606 during the three and nine month periods ended September 30, 1994, decreases of $14,279 and $444,230 respectively.

The Company's net losses increased from $165,434 to $171,749 during the three month period ended September 30, 1995 as compared with the same period in 1994 primarily due to one time acquisition costs incurred for Switchgear Systems International, Inc.; however losses decreased from $796,930 to $738,753 for the nine month period ended September 30, 1995. The Company has reduced sales and marketing efforts and principally has been attempting to complete projects that are or were in progress.





The Company during August, 1995 acquired Switchgear Systems International, Inc., a Texas corporation in the business of manufacturing high voltage electrical switching devices for industrial applications. Sales revenues generated by Switchgear Systems International, Inc. for the three month period ended September 30, 1995 were $274,319 with a net profit of $7,290 representing 3% of revenue.





















































                   PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Filed on October 14,1995 with the commission pursuant to the purchase of Switchgear Systems International, Incorporated. Incorporated by reference.
































                         SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   OPTIMAX INDUSTRIES, INC.

Dated:    November 15, 1995        By: Paul Stevens
                                   Paul Stevens , President

                                   /s/ Paul Stevens
                                   Paul Stevens, President