Form 10KSB
period 1995-12-31
OPTIMAX INDUSTRIES INC
filed 1996-04-15
CIK 824103

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995.
                                       OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________________ to ____________________

Commission file number:    0-19082

                            OPTIMAX INDUSTRIES, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             COLORADO                                       84-1059458
  -------------------------------                     ----------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                     Identification Number)

            4465 NORTHPARK DR., COLORADO SPRINGS, COLORADO        80907
               ---------------------------------------          ----------
               (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (719) 590-4900

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
            None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                           Common Stock, $.02 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.            [ ]

The Registrant's revenues for the year ended December 31, 1995 were $454,857.

As of March 31, 1996, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the Automated Quotation Service ("NASDAQ") of the National Association of Securities Dealers, Inc., ("NASD") under the symbol "OPMX" held by non-affiliates of the Registrant was approximately $2,691,688. As of March 31, 1996, 1,703,091 shares of the Common Stock of the Registrant were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following documents:

PART IV - EXHIBITS

1. Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1992.

2. Incorporated by reference from current report on Form 8-K/A-1 reporting an event of September 30, 1993.

3. Incorporated by reference from the Proxy Statement for Annual Meeting of Shareholders held January 5, 1995.

4. Incorporated by reference from current report on Form 8-K dated January 20, 1995.

5. Incorporated by reference from an amendment to the Company's registration statement on Form S-1, Commission file no. 33-38531, filed with the Commission on the date specified.

6. Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1993.

7. Incorporated by reference from current report on Form 8-K dated February 13, 1995.

8. Incorporated by reference from the Company's registration statement on Form S-8, S.E.C. File Number 0-19082 filed October 26, 1994.

9. Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1994.

10. Incorporated by reference from current report on Form 8-K dated July 31, 1995.

11. Incorporated by reference from the Company's two (2) registration statement on Form S-8, S.E.C. File Number 0-19082 filed March 20, 1995.

12. Incorporated by reference from the Company's registration statement on Form S-8, S.E.C. File Number 0-19082 filed August 10, 1995.

13. Incorporated by reference from an amendment to the Company's registration statement on Form S-3, Commission file no. 33-98270, filed with the Commission on October 17, 1995.

                                  PART I

ITEM 1.   BUSINESS

     Optimax Industries, Inc., formerly known as Plants For Tomorrow, Inc. (the "Company") was organized under the laws of the State of Colorado on February 23, 1987 under the name of Grizzly Capital, Inc. ("Grizzly"). In May, 1988, Grizzly completed its initial public offering of 137,500 Units resulting in gross proceeds to the Company of $137,500.

     On January 5, 1995, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "Optimax Industries, Inc." Articles of Amendment were filed on January 10, 1995 effectuating such change. The Company presently serves as a holding company for two (2) wholly owned operating subsidiaries, Plants For Tomorrow, Inc., a Colorado corporation ("Plants"), and Taylor-Built Industries, Inc., a Texas corporation ("TBI").

                            PLANTS FOR TOMORROW, INC.

BACKGROUND AND OVERVIEW

     On June 22, 1990, pursuant to an Asset Purchase Agreement, the Company issued 987,500 shares of its Common Stock in exchange for all of the assets of Plants for Tomorrow and South Florida Seed Supply and changed its name to "Plants for Tomorrow, Inc." As a result of the acquisition, the Company entered the environmental sciences business, concentrating on the propagation and growing of more than 400 species of native and aquatic plants and plant seeds for the re-vegetation of wetlands and landscaping in the southeastern United States.

     On June 29, 1992, the Company acquired all of the outstanding capital stock of Central Florida Lands and Timber, Inc. ("CFLT"), of Perry, Florida, in exchange for $500,000 cash and 40,649 shares of the Company's restricted Common Stock. At the time of the acquisition, CFLT owned an 80 acre nursery in Mayo, Florida and 80 acres of timberland in northern Florida. Effective September, 1993, CFLT's timber division was sold. As of December 31, 1994, the nursery facilities, property and inventory were encumbered by debts to the Barnett Bank of North Central Florida in the total amount of approximately $300,000. On July 29, 1994, the Company executed an Asset Purchase Agreement for the sale of all assets related to the CFLT nursery operations to Lafayette County Enterprises, Inc., a Florida corporation ("LCE") owned and operated by Marvin E. Buchanan. The sale was approved by the shareholders of the Company on January 5, 1995 and consummated on January 20, 1995. In consideration for the transfer and conveyance of such assets, the Company received $91,365 in cash, $166,365 in an unsecured promissory note accruing interest at the rate of 6.0% per year payable in two annual installments, LCE's assumption of all indebtedness to the Barnett Bank of North Central Florida of approximately $300,000, and LCE's assumption of certain accounts payable.

     Following the Company's sale of CFLT and change of name to Optimax Industries, Inc. on January 10, 1995, the Company assigned all remaining nursery operations and the assets and liabilities associated therewith to the newly formed wholly owned subsidiary of the Company named Plants For Tomorrow, Inc. Plants maintains its principal offices and nursery in Loxahatchee, Florida where it is engaged in the propagation and growing of native and aquatic plants and plant seeds for the re-vegetation of wetlands and landscaping in the southeastern United States.

PRODUCTS

     The Company has specialized in the propagation and growing of more than 400 species of terrestrial and aquatic plants and plant seeds that are native to Florida. Historically, the Company has been a leading source of supply for certain varieties. Native plants are those plants that occur naturally in the environment, as opposed to exotic plants that are more commonly grown in nurseries. In addition to growing native plants in its nurseries, the Company has also gathered seeds, seedlings, and plants from various sites throughout the State of Florida when necessary to complete jobs or to restock its nurseries. The original nursery located in western Palm Beach County, Florida, can produce up to approximately 3,000,000 plants per year for use in landscape, wetlands, beach and estuary re-vegetation.

     Growing over 400 species of plants, including aquatics, the Company had been one of the most diversified nurseries in the State of Florida. Its operations have included the sale and installation of native plants, monitoring the continued growth and maturation of projects it has completed and those completed by others, and consulting with other nurseries and landscape design firms as to the use of native plants. The Company also has several contracts that require it to clear non-native (exotic) trees (such as the Melaleuca) from natural areas. Customers include private developers and governmental agencies.

     The Company's business is not inherently hazardous, but does from time to time require persons to work within swampy areas, lakes and marshes. Although the Company takes every precaution to ensure that its personnel are properly equipped and trained for such activities, all possible eventualities cannot be precluded. The Company maintains workers' compensation insurance through the State of Florida and it believes that this insurance is adequate in the case of an accident. In addition, the Company does maintain general liability insurance.

     The Company's operations have been realizing operating losses and net losses as a result of various factors. In many cases, these have resulted from underbidding jobs and inadequate cost accounting controls. The Board of Directors made certain significant changes in management in an effort to rectify certain of the problems that have resulted in such losses. Thus, in the past year, the Company has engaged in the concerted effort to downsize its operations, disposing of certain non-productive assets and eliminating further plant installation contracts.

DISTRIBUTION METHODS

     The Company sells, delivers, and propagates native plants. The Company no longer seeks bids for new installation contracts. The operations of the Company are limited to the propagation and sale of nursery products, and to new business endeavors which may be acquired.

COMPETITION

     Growing and using native plants requires expertise significantly different from that required for exotic plants. While there are many nurseries in Florida, most specialize in exotic plants, although they may have native plants available as well. There are other nurseries in Florida that produce many of the same species of native, aquatic plants and seedlings as the Company, although the Company historically has been the sole supplier of certain varieties.

AVAILABILITY OF RAW MATERIALS

     Seeds and seedlings required for the growing of the Company's products are readily available from natural resources in natural (or native) ecosystems. The Company has the necessary permits from the State of Florida to pick native plants throughout the State. The Company has prepared a catalogue of locations where various plants can be found. The Company raises certain native plants at its nurseries. As noted above, however, the Company also has a list of locations from which desirable native plants can be obtained. Consequently, the Company is able to fulfill its commitments not only from the inventory on hand at the nurseries, but also by collecting aquatic and terrestrial native plants from natural surroundings for replanting in a specific job. In the past, the Company has not experienced difficulty in obtaining a sufficient supply of seeds, seedlings, and plants for its operations and, at this time, it has no reason to anticipate difficulty in the future.

PRINCIPAL CUSTOMERS

     The Company had no customers during the 1995 fiscal year upon which it was dependent for a significant portion of its revenues on a continuing basis because the Company's contracts are generally for a single project or a finite term. However, as projects are completed, the remaining projects can be expected to account for a greater proportion of the diminishing revenues from nursery activities.

GOVERNMENT REGULATION

     The activities of the Company are subject to federal and state environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and which establish standards for the treatment, storage and disposal of solid and hazardous waste. Management believes that the Company is substantially in compliance with such laws and regulations, and there are no pending proceedings which question the Company's compliance with all applicable environmental, health and safety laws.

     The Company's activities are also subject to the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes relating to the health and safety of the Company's employees. The Company believes that it is in substantial compliance with such laws and regulations.

     The Company's operations are subject to state and federal laws and regulations governing discharge of runoff, storm water, process waste water and the provision of drinking water to employees. The Company believes that it is operating in compliance with the requirements of the Clean Water Act and has not received any notice of a violation of that Act or any water protection statute.

     Management anticipates that increasingly strict laws and regulations relating to the environment, natural resources, and health and safety will result in increased costs, additional capital expenditures and reduced operating flexibility. Although the Company does not consider current laws and regulations relating to such matters to be materially burdensome, there can be no assurances that future legislative or governmental actions or judicial decisions will not adversely affect the Company or its ability to continue to conduct its activities and operations as currently conducted.

EMPLOYEES

     The Company currently employs 10 employees, 3 of which are employed on a full-time basis.

                          TAYLOR-BUILT INDUSTRIES, INC.

BACKGROUND AND OVERVIEW

     On February 13, 1995, the Company closed upon and consummated the acquisition of all issued and outstanding common stock of Taylor-Built Industries, Inc., a Texas corporation ("TBI"), pursuant to an Agreement and Plan of Reorganization dated January 20, 1995 (the "Agreement"). The Agreement was between and among the Company, Polyphase Corporation, a Nevada corporation ("Polyphase"), and TBI. The acquisition was structured in a manner calculated to qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Under the terms of the Agreement, the Company acquired from Polyphase all issued and outstanding shares of common stock of TBI in exchange for 200,000 shares of the Company's $0.02 par value Common Stock. The number of shares exchanged for the TBI stock was the result of arm's-length negotiations between the Company and Polyphase, and considered several factors, including the net equity contribution of TBI of approximately $200,000, the public trading price of the Company's Common Stock, the relative assets, equity, liabilities and working capital of both corporations, the operating histories of both corporations, and the market potential of each entity's products.

     TBI will continue to operate as a wholly-owned subsidiary of the Company, with the Company serving as a holding company and performing certain administrative functions. The acquisition of TBI did not result in any change in the directors or officers of the Company or its other subsidiary, New Plants.

DEVELOPMENT HISTORY OF TBI

     TBI was incorporated in March, 1990 as Roadway Products, Inc. The company changed its name to Taylor-Built Industries, Inc. in December, 1991. TBI is based in Dallas, Texas. TBI has an exclusive license to manufacture, and its sole product is, a patented, electrically activated retractable roll-up bed cover for pick-up trucks. TBI maintains a single limited manufacturing facility located at 10500 Metric Drive, Suite 118, Dallas, Texas. To date, its product has been marketed regionally on a very limited basis due to significant capital constraints. Production and sales have been limited due to lack of working capital with which to promote and market the product.

TBI'S PRODUCT

     TBI's product is an electronically activated hard cover for the back of pick-up trucks. The product is marketed under the name "Truk'n'Trunk", and it is also known as the "Power Security Cover". The product is comprised of a motor, a box, and interlocking aluminum slats which travel on tracks along the side of the bed of the pick-up truck. When closed, the cover provides a solid surface cover for the bed, and the cover locks to secure the contents of the bed. When opened by the operation of an electronic motor, the cover retracts into a box at the front of the bed. The motor may be activated with a key from inside the cab or at the rear of the bed. The cover may also be activated by a remote switch.

COMPETITION

     There are several options available for pick-up truck bed covers. Some use a large piece of soft vinyl which snaps around the bed. Others use large, rigid pieces of plastic or fiber-glass which lift as a single unit or hinge in one or two places. The vinyl design does not provide any security and is inconvenient to use. The rigid cover design can be heavy and inconvenient to open and presents storage problems when not in use. The retractable solid cover design solves these problems. There are two other manufacturers of retractable solid covers; however, neither of these features electronic operation. The TBI product provides a combination of security, convenience and ease of operation unmatched by the competitors.

PRODUCT DEVELOPMENT

     TBI has recently redesigned and improved the product to reduce its size and improve its marketability. TBI has reduced the size of the box into which the cover retracts. This modification increases the space available for payload without sacrificing other features. TBI also has the ability to install alarms at a customer's request.

PATENTS AND LICENSES

     The TBI product is the subject of U.S. Patent No. 4,786,099 titled "Truck Bed Cover Device". TBI manufactures and markets the product under an exclusive, world-wide license from the patent holder. The terms of such license call for the payment of royalties for each unit sold, and the sale of a minimum number of units per year after the third year of the license. Subject to compliance with its terms, including certain minimum sales and production royalties, the license shall continue for the life of the patent, as extended or renewed, unless earlier terminated for cause.

EMPLOYEES

     TBI employs 4 persons in its Texas facility on a full-time basis. One employee is clerical, 1 administrative and 2 are engaged in manufacture.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's executive offices are located at the Plants 10 acre nursery, in Loxahatchee, near West Palm Beach, Florida. Improvements on this property include nursery beds, two green houses, an extensive irrigation system, and the Company's 6,000 square foot office building and shop area. This property is subject to a mortgage collateralizing a loan guaranteed by the Small Business Administration, which loan is currently in default.

     During 1990, the Company purchased approximately 10 acres of land in Highlands County, central Florida (near Avon) for $123,107. Effective March 31, 1995, this property was sold, with the Company realizing an accounting loss of approximately $49,000.

     As noted above, in June 1992, the Company acquired CFLT which owned an 80-acre nursery in Mayo, Florida. The CFLT nursery site had an office building, maintenance shop, and a seedling packaging and shipping building, with a combined total of 4,752 square feet. The nursery facilities, property and inventory were encumbered by debts to the Barnett Bank of North Central Florida in the total amount of approximately $300,000. On July 29, 1994, the Company executed the Asset Purchase Agreement for the sale of all assets related to the CFLT nursery operations to Lafayette County Enterprises. The sale was consummated on January 20, 1995. In consideration for the transfer and conveyance of such assets, the Company received $91,365 in cash, $166,365 in an unsecured promissory note accruing interest at the rate of 6.0% per year payable in two annual installments, LCE's assumption of all indebtedness to the Barnett Bank of North Central Florida of approximately $300,000, and LCE's assumption of certain accounts payable.

     During the past six years, the Company has purchased numerous vehicles and other nursery equipment. These acquisitions and improvements significantly increased the Company's investment in the property, plant and equipment. In addition, the Company owns miscellaneous office, nursery, and logging equipment.

     The Company's remaining nursery facility in Loxahatchee is more than adequate for its current and prospective nursery operations. In each case, the Company believes that the properties are adequately covered by liability and comprehensive insurance.

     TBI maintains a manufacturing facility located at 10500 Metric, Suite 118, Dallas, Texas. TBI leases this space and considers it to be adequate for its manufacturing and administrative requirements during the next year.

ITEM 3.   LEGAL PROCEEDINGS

     As of December 31, 1995, the Company was a party to numerous legal proceedings initiated by trade creditors demanding payment for past due amounts. The proceedings, were in various stages of litigation, judgment and collection:

          TU-CO PEAT, INC. V. PLANTS FOR TOMORROW, INC., pending in the County Court for Highlands County, Florida, Case No. CC94-114; the Court entered judgment of $3,449 in April, 1995.

          S.D.K. OF BOCA, INC. V. PLANTS FOR TOMORROW, INC., judgment entered in the County Court for Palm Beach County, Florida, Case No. MS94-007309RJ, in the amount of $495 which has been paid in full.

          JIM BLACKMAN FORD, INC. V. PLANTS FOR TOMORROW, INC., pending in the County Court for Highlands County, Florida, Case No. CC94-64; the Company has entered into a stipulation to pay $6,184.

          DOHAN AND COMPANY, PA. V. PLANTS FOR TOMORROW, INC., judgment in the amount of $5,489 has been paid.

          TEAM TEMPS, INC. V. PLANTS FOR TOMORROW, INC., judgment in the amount of $16,550 was entered on March 14, 1995.

          TERRA ASGROW FLORIDA V. PLANTS FOR TOMORROW, INC., judgment in the amount of $25,167 was entered on January 13, 1995.

     In addition to the foregoing trade creditor lawsuits, the following lawsuits are presently pending:

          PRINCE CONTRACTING CO., INC. V. PLANTS FOR TOMORROW, INC. AND AMERICAN BONDING COMPANY. Prince owes the Company $116,310 for work the Company has completed. The bonding company has made claim to these funds insisting that they be held in escrow until the monitoring portion of the contract is completed (3 years). Prince filed the action in interpleader with the court. The

Company has filed a cross-claim against the bonding company for interference in contract. The bonding company has gone into receivership, and the action is stayed for 120 days. The Company believes that there is no legal basis for the bonding company's claims, and that the Company will prevail.

          DEVCON INTERNATIONAL CORP. V. PLANTS FOR TOMORROW, INC. Devcon has sued the Company for breach of contract for the Orlando International Airport project claiming unspecified damages for nonconforming plant materials. The Company has counter-claimed for breach of contract for $163,376 plus interest based on Devcon's continual delays causing plant materials to overgrow. The Company believes that it will prevail in this lawsuit.

SWITCHGEAR SYSTEMS, INC.

     On July 31, 1995, the Company closed upon the acquisition of certain assets of Switchgear Systems, Inc., a Texas corporation ("SSI"), pursuant to an Asset Purchase and Sale Agreement dated as of July 13, 1995 (the "Agreement"). Following the closing, the Company engaged a firm of independent public accountants who performed an audited examination of the financial statements of SSI. Based upon the results of the audited examination of the SSI financial statements, the Company discovered that there existed a material and substantial variance between the audited financial condition and historical results of operations of SSI and the information, financial and otherwise, provided by SSI prior to Closing. In addition, the audited examination of the SSI financial statements disclosed numerous operational irregularities that had been effected by the prior owner of SSI without the Company's knowledge and without disclosure prior to the closing. Based upon these discoveries, the Company concluded that there existed facts which would support a claim that the acquisition by the Company of the assets of SSI had been induced by fraud on the part of the Seller both by misrepresentation of material fact and by the omission to disclose material information by the Seller. As a result, on November 22, 1995 the Company's representative served notice upon SSI that the Company had elected to rescind the transaction and would seek to recoup the capital investment that the Company had made into the business prior to its discovery of the facts which it believes constituted fraud in the inducement. On approximately November 28, 1995, litigation was commenced in the District Court of Dallas County, Texas, Case Number 95-12444. In that civil action, claims for breach of contract are asserted by SSI and its sole shareholder, David E. Muir ("Muir") against the Company and its wholly-owned subsidiary, Switchgear Systems International, Inc. ("SSII"), and the Company and SSII correspondingly are asserting claims against SSI and Muir to enforce its election to rescind the transaction, and for damages due to fraud in the transaction. In that civil action, a preliminary injunction has been entered by the Court in favor of the Company and against SSI and Muir from disposing or in any other way taking control of the assets of SSI pending further order of the Court. SSII is no longer in operation. The assets have been seized and sold on foreclosure of a lien for unpaid rent by the owner of the business premises in which it had been a subtenant. The proceeds of the sale were used to pay rent arrearage, with a balance having been paid to the Internal Revenue Service for accrued and unpaid payroll taxes. It is unlikely that SSII will resume operations as a going concern in the future. Based upon the foregoing, the Company intends to vigorously pursue enforcement of its rescission of the acquisition of SSI and pursue other remedies for damages which it has against the principals of SSI, and to defend itself against the claims of SSI and Muir, which it believes are without merit.

SEC INVESTIGATION

     During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. As of March 31, 1996, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There is no way to predict what, if any, effect the outcome of this matter will have on the financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of year ending December 31, 1995.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is traded on the over-the-counter market and quoted on the Automated Quotation Service ("NASDAQ") of the National Association of Securities Dealers, Inc. ("NASD"), under the symbol, "OPMX." Before the Company's name change, the trading symbol was "PFTI." The ranges of high and low bid quotations for the Company's Common Stock for the last two fiscal years and the current fiscal year are provided below. All quotes have been adjusted to account for the one-for-twenty reverse split.

                                         HIGH BID           LOW BID
                                         --------           -------
     1994
     ----
     First Quarter                        $7.50              $3.75
     Second Quarter                       $3.75              $1.20
     Third Quarter                        $2.50              $1.50
     Fourth Quarter                       $2.50              $1.50

     1995
     ----
     First Quarter                        $2.88              $1.50
     Second Quarter                       $3.88              $1.50
     Third Quarter                        $3.25              $1.25
     Fourth Quarter                       $2.56              $1.00

     1996
     ----
     First Quarter                        $3.13              $1.50

          The bid price of the Company's Common Stock as of March 31, 1996, was approximately $1.875. The foregoing quotations represent interdealer prices which do not include retail markup, markdown or commissions. As a result, they do not necessarily represent prices paid in actual transactions.

          The number of recordholders of the Company's Common Stock on March 31, 1996 was approximately 248.

DIVIDENDS

          The Company has never paid dividends on its Common Stock and does not anticipate the payment of such dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES: AT DECEMBER 31, 1995.

          The Company's assets, liabilities and stockholders' equity all substantially declined during the year ended December 31, 1994. The Company's total assets fell from $2,008,504 on December 31, 1994, to $1,236059 on December 31, 1995, a 38.52% decline. The Company had no cash as of December 31, 1995, compared to cash of $55,821 on December 31, 1994. Accounts receivable have decreased from $342,359 on December 31, 1994, to $75,852 on December 31, 1995. This 77.8% decrease reflects reduced operations at Plants and a substantial allowance ($245,143) for doubtful accounts. Inventory decreased from $436,977 on December 31, 1994, to $345,606 on December 31, 1995. Again, this 20.9% decrease was the result of reduced operations at Plants and the sale of the CFLT nursery division. Current assets as a whole decreased from $863,517 on December 31, 1994, to $618,101 on December 31, 1995, a 28.4% decline. This reduction was the result of substantially reduced operations as Plants completes current installations and mitigation contracts without entering into new contracts.

          The Company's investment in property, plant and equipment decreased from $698,889 on December 31, 1994, to $435,827 on December 31, 1995, a 37.6%
decrease. This reduction reflects the sale of the CFLT nursery in January, 1995. (See "ITEM 2. DESCRIPTION OF PROPERTY".) As Plants has completed portions of its larger projects, contract retainage has increased. Contract retainage increased from $175,930 on December 31, 1994, to $194,475 on December 31, 1995; however, $176,005 has been deducted as an allowance for doubtful accounts leaving a net contract retainage of $18,470, a decrease of 89.5%. The Company has also written off checks totalling $157,500 which have been returned for insufficient funds.

          The Company's liabilities have increased substantially. Accounts Payable have increased from $366,584 at year end 1994 to $598,080 on December 31, 1995, a 63.1 % increase. This change reflects the Company's purchase of TBI, the aborted purchase of Switchgear, and the substantial expenses incurred in those transactions. The Company is in default on virtually all of its long-term debts. Therefore, all debts are being reported as current liabilities. As a result, the current portion of notes payable has increased from $396,680 on December 31, 1994, to $441,882 on December 31, 1995. Long-term liabilities of $588,941 on December 31, 1994, have been eliminated. Notes payable to related parties were reduced 56.6% from $97,541 on December 31, 1994, to $42,256 on December 31, 1995. Reflecting the foregoing, current liabilities have increased from $860,805 on December 31, 1994, to $1,217,970 on December 31, 1995, a 41.5% increase.

          The Company's had a working capital deficit of $599,869 on December 31, 1995, compared to positive working capital of $2,712 on December 31, 1994. The current ratio fell from 1.0 at year end 1994 to 0.5 on December 31, 1995.

          In December, 1994, the Company issued 76,440 units of the Company's securities for a purchase price of $2.00 per unit. Each unit consisted of two (2) shares of the Company's Common Stock and one (1) Warrant for the purchase of one (1) share of Common Stock at an exercise price of $1.00. The debt conversion, exchange of BB Warrants and December private placement combined to increase investment in common shares by $6,032 and additional paid in capital by $445,873 for a combined increase of $451,905 or 7.7%. Unfortunately, net losses of ($904,327) more than offset the investments in equity, increasing the accumulated deficit 21.5% to ($5,314,044) and reducing total stockholders' equity to $1,009,473, a 32.7% decline.

          In August, 1994 the Company undertook a one-for-twenty (1-for-20) reverse split of its $0.001 par value Common Stock and outstanding Options and Warrants. The reverse split was necessary for the Company to maintain its NASDAQ listing. In conjunction with the reverse split, the par value of the Common Stock was increased to $0.02. This change did not result in any adjustment to the Company's stockholders' equity accounts.

          During 1995, the Company sold an aggregate of 740,624 shares of Common Stock pursuant to the exercise of Warrants issued to various consultants to the Company. As a result of those stock sales, the Company realized an increase in capital of $867,284; however, due to the net loss for the year ended December 31, 1995 of $(1,858,668), stockholders' equity decreased from $1,900,473 at December 31, 1994 to $18,089 at December 31, 1995.

          As a result of the issuance of new stock during the year ended December 31, 1995, equity capital investment increased from $6,323,517 on December 31, 1994, to $7,200,806 at year end 1995. Unfortunately, this equity investment of $877,289 was more than offset by net losses which increased the accumulated deficit 35.2% to ($7,182,717). Total stockholders' equity decreased from $1,009,473 on December 31, 1994, to $18,089 on December 31, 1995.

          The Company anticipates that the Company's working capital will continue to decrease in the short term as Plants and TBI continue to generate losses and capital continues to be used for its operations. This includes the need to expend funds to complete work under contract by Plants as of December 31, 1995. In the absence of the infusion of additional working capital, either through an equity financing or debt offering, there exists significant doubt as to the Company's ability to continue as a going concern.

          Other than the foregoing, the Company knows of no trends, demands, commitments, or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way, and the Company knows of no material trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a change in the mix or cost of such resources.

RESULTS OF OPERATIONS: DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994.

          The Company's sales revenue continued to decline sharply from $2,251,477 in 1994, to $454,857 for the year ended December 31, 1995, a 79.8%
decrease. This decrease was the result of the sale of the CFLT operations in January, 1995, and other reductions in operations at Plants. The cost of goods sold was reduced 58.8% from $1,885,297 in 1994 to $777,375 in 1995. Due to the foregoing, gross profit decreased from a profit of $366,180 for the year ended December 31, 1994, to a loss of ($322,518) for the same period in 1995.

          Operating expenses increased sharply with the Company's purchase of TBI and the rescinded purchase of Switchgear. Bad debts in the amount of $129,172 and returned checks in the amount of $117,495, which were previously reported as income, have been expensed. Depreciation expense was reduced 22.2% as a result of the sale of CFLT. The Company took a loss on the write-off of certain investments totalling $223,980. Salaries not included in the cost of sales increased 5.9% to $263,153 for the year ended December 31, 1995. Other expenses decreased 7.4% to $601,867. Total expenses increased from $840,603 form the year ended December 31, 1994, to $1,484,045 for the year ended December 31, 1995, a 76.5% increase.

          With the decreased revenues and increased cost of sales and expenses, the Company's net loss increased from a loss of ($474,423) in 1994 to a loss of ($1,806,563) in 1995.

          As a result of the CFLT sale and assignment of related debt, interest expense was reduced 54.5% to $36,019 for the year ended December 31, 1995. However, loss on the sale of equipment in that transaction was $26,091.

          Due to the foregoing, the Company suffered a net loss of ($1,868,673) for the year ended December 31, 1995, compared to a loss of ($904,327) in 1994, a 106% increase. Loss per share increased from ($1.48) in 1994 to ($1.65) in 1995.

          The Company is continuing its efforts to reduce operational expenses, eliminate unproductive assets and sell unprofitable operations.

          Because of the Company's continuing operating losses, there is substantial uncertainty with respect to its ability to continue as a going concern. Other than the foregoing, the Company knows of no trends, demands, or uncertainties that will result in or are reasonably likely to result in a change in the Company's operations.


ITEM 7.   FINANCIAL STATEMENTS.

     Report of Independent Certified Public Accountants

     Balance Sheet - December 31, 1995

     Statement of Operations - Years ended December 31, 1994 and 1995

     Statements of Stockholders' Equity - Years ended December 31, 1994 and 1995

     Statements of Cash Flows - Years ended December 31, 1994 and 1995

     Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with the Company's accountant which must be reported under this Item during the years ending December 31, 1995 or December 31, 1994. The Company's accountant is Schumacher & Associates, Inc.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The executive officers and members of the Board of Directors of the Company and their respective ages and terms are as follows:

NAME             AGE                  POSITION
- ----             ---                  --------
Paul Stevens             50     President, Chief Financial Officer, Director
                                since January, 1994

Stephen G. Calandrella   34     Chairperson of the Board of Directors since
                                1993, Secretary

_________________
No family relationship exists between or among any of the directors or officers of the Company.

     PAUL STEVENS. Mr. Stevens has been President, Chief Financial Officer and Director of the Company since January 1, 1994. Prior to joining the Company, Mr. Stevens was Chief Executive Officer of Polyphase Corporation, a publicly-traded manufacturer and supplier to the United States Department of Defense and other purchasers of electronic parts. Mr. Stevens was with Polyphase Corporation from 1988 to 1993. From 1978 through 1988 Mr. Stevens was a consultant to private companies providing consulting services with regard to operations.

     STEPHEN G. CALANDRELLA. Mr. Calandrella currently serves as Chairman of the Company's Board of Directors. Mr. Calandrella has been President and Director of The Rockies Fund, Inc. since February, 1991. The Rockies Fund, Inc., a Colorado Springs, Colorado-based business development company regulated under the Investment Company Act of 1940, makes investments in, and managerial assistance available to, certain eligible portfolio companies. Mr. Calandrella has served as a Director of Kelly Motors, Ltd., a Fort Collins, Colorado-based manufacturer of specialty automobiles, Combined Penny Stock Fund, Inc. and Redwood MicroCap Fund, Inc., both of which are closed-end investment companies registered under the Investment Company Act of 1940, Good Times Restaurants, Inc., a publicly-held Denver, Colorado-based company engaged in owning and operating Good Times Restaurants and Round-The-Corner Restaurants, Southshore Corp., a publicly-traded family entertainment company, Cogenco International, Inc., a publicly-traded financial services company, Premier Concepts, Inc., a publicly-traded jewelry retail chain, and Gold Capital Corporation, a publicly-traded mining company. Mr. Calandrella also serves as Director and Interim President of Global Casinos, Inc., a publicly-traded gaming company.
Mr. Calandrella is also engaged in financing and consulting activities for development stage companies, which consists of advising public and private companies on capital formation methods, enhancing shareholder valuations, mergers, acquisitions and corporate restructurings, as well as arranging for bridge loans and equity purchases.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to report in this Proxy

Statement any failure to file by these dates during 1994 and 1995. All of these filing requirements were satisfied by its Officers and Directors and ten percent holders except as follows:

     Stephen G. Calandrella failed to file with the Securities and Exchange Commission on a timely basis one report relating to one transaction involving the Common Stock of the Company. In making these statements, the Company has relied on the representations of its Directors, Officers and/or ten percent (10%) shareholders, or copies of the reports that they have filed with the Commission.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by, or paid to the Company's Chief Executive Officer.


                                     TABLE 1

                           SUMMARY COMPENSATION TABLE

                                                               LONG TERM COMPENSATION
                                                          ---------------------------------
                               ANNUAL COMPENSATION                 AWARDS           PAYOUTS
                         -----------------------------    -----------------------   -------
                                               OTHER                                            ALL
                                               ANNUAL     RESTRICTED                           OTHER
NAME AND                                       COMPEN-       STOCK       OPTIONS/    LTIP      COMPEN-
PRINCIPAL                 SALARY               SATION       AWARD(S)       SARS     PAYOUTS    SATION
POSITION          YEAR      ($)     BONUS      ($)(1)         ($)           (#)       ($)        ($)
- --------          ----      ---     -----      ------         ---           ---       ---        ---
Paul Stevens,     1995    $84,000    -0-        -0-           -0-           ***       -0-        -0-
  President       1994    $84,000    -0-        -0-           -0-         500,000     -0-        -0-

(1) All executive officers of the Company participate in the Company's group health insurance plan. However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

EMPLOYMENT AGREEMENTS

     Effective January 1, 1994, the Company entered into a written Employment Agreement with Paul Stevens for a term of one (1) year. Pursuant to the Agreement, Mr. Stevens served the Company as President, Chief Executive Officer and Chief Financial Officer. Upon execution of the agreement, as additional compensation, the Company issued to Mr. Stevens Non-Qualified Options exercisable to acquire up to 12,500 shares of the Company's Common Stock at an exercise price of $5.62 per share, which shares, upon issuance, will be "restricted securities" under the Securities Act of 1933, as amended. The Agreement provides for payment of base salary of $6,000 per month together with a housing allowance of $1,000 per month. Under the Agreement, Mr. Stevens was also entitled to receive, as additional compensation, Non-Qualified Stock Options exercisable to purchase up to an additional 12,500 shares of the Company's Common Stock at a price equal to $7.50 per share, and up to an additional 25,000 shares of the Company's Common Stock at a price equal to $10.00 per share, which shares, upon issuance, will also be "restricted securities" under the Securities Act of 1933, as amended. Of such Stock

Options, 12,500 vested upon issuance, 12,500 vested on June 30, 1994 and the remaining 25,000 vested on December 31, 1994. Mr. Stevens has voluntarily surrendered to the Company for cancellation all of the foregoing Options due to their exercise prices being so much greater than the value of the underlying Common Stock. Mr. Stevens also received customary benefits and perquisites made generally available to other executive officers of the Company, and is entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company in the discharge of his duties. Mr. Steven's employment agreement expired on December 31, 1994. No employment agreement was executed for 1995; however, the Company continued to pay Mr. Stevens a salary of $6,000 per month and a housing allowance of $1,000 per month. Payments for November and December have not been made, but have been reported as accrued liabilities.

STOCK OPTIONS AND WARRANTS

     To date, the Company has not implemented a Stock Incentive Plan pursuant to which it would be authorized to grant Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

     During 1995, the Company did not grant any Non-Qualified Stock Options to any directors, officers or consultants.

     At December 31, 1995, the Company had outstanding Class BB Common Stock Purchase Warrants ("BB Warrants") exercisable to purchase, in the aggregate, 229,124 shares of the Company's Common Stock. The exercise price of the BB Warrants was reduced to $4.00 by the Company's Board of Directors on September 9, 1995, and reduced further to $3.00 per share by the Board of Directors on October 16, 1995. The BB Warrants are exercisable until April 1, 1999.

     On March 12, 1996, the Company issued BB Warrants exercisable to purchase 100,000 shares to Stephen G. Calandrella in consideration of services to the Company. Further, on March 12, 1996, the Company issued BB Warrants exercisable to purchase 100,000 shares of Common Stock to Allan H. Applestein as partial compensation under a Financial Advisory Agreement. The $3.00 per share exercise price of the BB Warrants was substantially higher than the fair market value of the Company's Common Stock on the date of grant. As a result of the foregoing grants, there are currently BB Warrants outstanding exercisable to purchase in the aggregate 429,124 shares of Common Stock.

     In addition to the foregoing, the Company has outstanding Warrants exercisable to purchase an aggregate of 27,500 shares of Common Stock at an average exercise price of $22.10 per share. These Warrants were granted in 1992 and 1993 to various consultants to the Company and are substantially "out of the money."

     In addition, the Company granted to the D.C.A. Grantor Trust (the "DCA Trust") Warrants exercisable to purchase an additional 150,000 shares of Common Stock at an exercise price of $2.00 per share. The exercise of the DCA Trust Warrants has been registered on a Registration Statement on Form S-3 filed under the Securities Act of 1933, as amended, which Registration Statement was declared effective by the Commission in 1995.

     The Company has outstanding Non-Qualified Stock Options which it issued to former directors exercisable to purchase, in the aggregate, 20,000 shares of the Company's Common Stock at an exercise price of $15.63 per share. The exercise price of these Non-Qualified Stock Options is substantially above the fair market value of the Company's Common Stock.

     On March 12, 1996, the Company granted Non-Qualified Stock Options exercisable to purchase for five (5) years an aggregate of 137,500 shares of Common Stock at an exercise price of $1.50 per share, the market price of the Company's Common Stock on the date of grant. The Non-Qualified Stock Options were issued for services rendered to the Company by the following individuals:

                                        NUMBER OF
                                      NON-QUALIFIED
               NAME                   STOCK OPTIONS
               ----                   -------------
          Stephen G. Calandrella         25,000
          Paul Stevens                   25,000
          Keith Prim                     50,000
          Clifford L. Neuman             37,500

     Effective December 31, 1994, Mr. Stevens voluntarily surrendered for cancellation the Non-Qualified Stock Options issued to him under his January 1, 1994 Employment Agreement. Those Non-Qualified Stock Options were exercisable at prices substantially above the market price of the Company's Common Stock and were deemed by Mr. Stevens to have no realizable economic value.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 31, 1995, the stock ownership of
(i) each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) all officers individually, and
(iii) all directors individually. Each person has sole voting and investment power with respect to the shares shown, except as noted.


                                                            SHARES BENEFICIALLY OWNED
TITLE OF             NAME & ADDRESS                        ---------------------------
 CLASS             OF BENEFICIAL OWNER                     NUMBER(2)        PERCENT(1)
 -----             -------------------                     ---------        ----------
$.02 par value     Paul Stevens                              75,000(3)         4.3%
Common Stock       16361 Norris Road
                   Loxahatchee, Florida  33470

  "                Stephen G. Calandrella                   357,524(4)        19.4%
                   7210 Antelope Lane
                   Colorado Springs, Colorado  80920

  "                Polyphase Corporation                    200,000           11.7%
                   16885 Dallas Parkway
                   Dallas,Texas  75248

  "                Allan H. Applestein                      325,000(5)        16.6%
                   7600 Red Road, Suite 300
                   South Miami, Florida  33143

  "                Clifford L. Neuman                        87,500(6)         5.0%
                   1507 Pine Street
                   Boulder, Colorado  80302

  "                All directors and officers               432,524           23.2%
                   as a group (2 persons)

________________
(1) Shares not outstanding but being beneficially owned by virtue of the individual's right to acquire them as of the Record Date or within sixty
     (60) days of such date are treated as outstanding when determining the percent of the class owned by such individual.

(2) Gives effect to a one-for-twenty (1-for-20) reverse stock split effective August 23, 1994.

(3) Includes 50,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 25,000 shares of Common Stock at an exercise price of $1.50 per share.

(4) Includes 55,000 shares of Common Stock, Options exercisable to acquire an additional 2,500 shares of Common Stock at an exercise price of $15.625 per share, Non-Qualified Stock Options exercisable to purchase an additional 25,000 shares at an exercise price of $1.50 per share, and Class BB Warrants exercisable to purchase an additional 100,000 shares of Common Stock at an exercise of $3.00 per share, owned by Mr. Calandrella individually.

     Also reflects 162,524 shares of Common Stock and Class BB Warrants exercisable to purchase an additional 12,500 shares of Common Stock at an exercise price of $3.00 per share held by the Rockies Fund, Inc., a Colorado Springs, Colorado-based business development company, of which Mr. Calandrella is an officer and director. Beneficial ownership of the shares held by Rockies Fund, Inc. is exercised by the corporation's Board of Directors whose members are Stephen Calandrella, Charles Powell and Clifford C. Thygesen. Mr. Calandrella disclaims beneficial ownership of all shares of Common Stock and Class BB Warrants owned by the Rockies Fund, Inc. for purposes of Section 16 of the Securities Exchange Act of 1934.

(5) Includes 75,000 shares of Common Stock and BB Warrants exercisable to purchase an additional 100,000 shares of Common Stock at an exercise price of $3.00 per share issued pursuant to a Financial Advisory Agreement. (See "CERTAIN TRANSACTIONS.") Also includes Common Stock Purchase Warrants exercisable to purchase an additional 150,000 shares of Common Stock at an exercise price of $2.00 per share granted to and held by the D.C.A. Grantor Trust, as to which Mr. Applestein exercises voting and investment power.

(6) Includes 50,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 37,500 shares of Common Stock at an exercise price of $1.50 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1993, the Company issued 50,000 shares of its Common Stock in a private placement for $500,000, of which a portion was purchased by an affiliate of Mr. Calandrella and a portion was purchased by Mr. Power. As further consideration for their assistance in the placement, Mr. Power and the affiliate of Mr. Calandrella were each issued BB Warrants exercisable to purchase 12,500 shares of the Company's Common Stock at an exercise price of $6.00 per share. The expiration date of the BB Warrants, originally May 9, 1994, has been extended to December 31, 1995. These investors were granted certain registration rights related to the shares of Common Stock and the shares of Common Stock underlying the Class BB Warrants. Neither Mr. Calandrella nor Mr. Power was an officer, director or affiliate of the Company at the time of their investment in the Company.

     Effective September 30, 1993, the Company sold its timber brokerage and logging division to a corporation owned by Jimmy Mincy, Sr., a former director of the Company. The terms of the sale included assumption of liabilities of approximately $600,000 in exchange for assets with a net book value of approximately $932,000. In addition, the buyer signed a non-interest bearing, non-recourse note of $350,000, due September 30, 1994, collateralized by 13,750 shares of the Company's common stock owned previously by Mr. Mincy. As part of the transaction, Mr. Mincy resigned as a director and employee of the Company. The note is uncollectible, an Mr. Mincy has voluntarily surrendered the 13,750 shares to the Company.

     In April 1993, the Company's Board of Directors authorized a grant of Non-Qualified Stock Options ("NQOs") to directors and former directors of the Company in consideration of their services. The following table summarizes the names of those individuals and Options granted:

                   OPTIONS ISSUED BY THE COMPANY TO DIRECTORS
                IN APRIL 1993 WHICH OPTIONS DID NOT (AND DO NOT)
                         EXPIRE UPON THEIR RESIGNATIONS:

                             NUMBER           EXERCISE
NAME                       OF OPTIONS           PRICE         EXPIRATION
- ----                       ----------           -----         ----------
Murray Howe                   1,250            $15.625         4/30/96
                              1,250            $15.625         4/30/98
Paul Muncy                    6,250            $15.625         4/30/96
                              6,250            $15.625         4/30/98
Carl T. Bates, Jr.            1,250            $15.625         4/30/96
                              1,250            $15.625         4/30/98
Peter J. Porath               1,250            $15.625         4/30/96
                              1,250            $15.625         4/30/98
Jimmy R. Mincy, Sr.           1,250            $15.625         4/30/96
                              1,250            $15.625         4/30/98
Stephen G. Calandrella        1,250            $15.625         4/30/96
                              1,250            $15.625         4/30/98
John C. Power                 1,250            $15.625         4/30/96
                              1,250            $15.625         4/30/98

     Through affiliates and in their respective individual capacities, Mr. Calandrella effected loans to the Company in the aggregate amount of $223,228.06, and Mr. Power has effected loans to the Company in the aggregate amount of $85,491.18. The loans carried interest at 7% per annum and were collateralized by subordinated liens on real property and certain other assets of the Company. The loans matured and were payable on or before December 31, 1994. On June 30, 1994, the loans effected through Mr. Calandrella and his affiliates were converted into 186,023 restricted shares of the Company's Common Stock, and the loans effected through Mr. Power and his affiliates were converted into 71,242 restricted shares of Common Stock. The conversion value of $1.20 per share was equal to 100% of the market price of the Company's free-trading shares on the date of conversion.

     Also effective June 30, 1994, other unsecured creditors of the Company also converted an aggregate of $29,061 in debt into 24,218 restricted shares of Common Stock. The conversion value of $1.20 per share was equal to 100% of the market price of the Company's free-trading shares on the date of conversion.

     In July and August 1993, the Company undertook a private placement of its securities in which it obtained subscriptions to purchase 332,500 Units (pre-split), each Unit consisting of one (1) share of common stock, $.001 par value, and one (1) Class BB Common Stock Purchase Warrant (the "August 1993 Offering"). Giving effect to the one-for-twenty (1-for-20) reverse split, the foregoing private placement would have consisted of 16,625 Units. None of the investors in the private placement were officers, directors or affiliates of the Company. Due to the dramatic decline in the public trading price of the Company's common stock, the BB Warrants to be issued as part of the Units suffered a substantial and material diminution in value. With the realization that the BB Warrants would unlikely become "in the money" prior to their expiration date in May 1995, the Company's Board of Directors resolved to permit the investors in the August 1993 Offering to receive one share of the Company's common stock in lieu of each BB Warrant to be issued as part of the Units in the offering. All subscribers in the offering accepted the substitution and, as a result, the Company issued an additional 16,625 shares of common stock, $.02 par value per share, to investors in the August 1993 Offerings in exchange for the BB Warrant originally included as part of the Units.

     The accounting firm of Schumacher & Associates, C.P.A. ("Schumacher") has served as the Company's independent auditors. In November 1994, Schumacher purchased from Redwood Properties, Inc. 9 residential properties located in the State of Arizona. Redwood Properties, Inc. is a wholly-owned subsidiary of Redwood Microcap Fund, Inc. ("Redwood"), a publicly-traded closed-end management company registered under the Investment Company Act of 1940 of which Mr. Power is President, a director and principal shareholder. The purchase price for the properties was $76,893, of which $61,041 was paid pursuant to a promissory note given by Schumacher to Redwood. Additionally, Schumacher has agreed to assume all remaining liabilities related to the properties. The impetus and necessity for the transaction stemmed from the Company's inability to pay Schumacher's outstanding invoice for prior services which would have prevented it from being able to prepare its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 as well as complete the audited examination of its financial statements as of December 31, 1994 as required under Section 13(a) of the Exchange Act. Of the $100,000 in cash proceeds received by the Company in connection with the sale of the Mayo Nursery, the Company paid Schumacher the full $61,041 which is needed to retire its promissory note in favor of Redwood.

     In connection with the acquisition of CFLT the Company entered into employment agreements with Jimmy Mincy Sr. and Marvin Buchanan that provide for compensation to them at the rate of $55,000 per year for five years, together with salary increases and such other benefits and bonuses similar to those paid to Mr. Bates, the Company's former President. The Company also entered into a five-year contract with Jimmy Mincy, Jr. at an annual salary of $40,000. With the sale of CFLT's timber division to a corporation owned and controlled by Mr. Mincy, Sr., both of the Mincys' employment agreements terminated. Additionally, in connection with the sale of CFLT's remaining assets to LCE, of which Mr. Buchanan is President, Mr. Buchanan terminated his employment with the Company effective September 29, 1994.

DEBT CONVERSION

     Effective June 30, 1994, certain creditors of the Company holding debts which totalled $337,780.24 converted such debts to restricted shares of the Company's Common Stock. Such debts were converted at the rate of $1.20 per share (accounting for the 1-for-20 reverse split) which was 100% of the market price of shares of the Company's free-trading Common Stock at the time. An aggregate of 281,483 shares were issued to such creditors.

AUGUST, 1993 PRIVATE PLACEMENT

     In July and August 1993, the Company undertook a private placement of its securities in which it obtained subscriptions to purchase 332,500 Units (pre-split), each Unit consisting of one (1) share of common stock, $.001 par value, and one (1) Class BB Common Stock Purchase Warrant (the "August 1993 Offering"). Giving effect to the one-for-twenty (1-for-20) reverse split, the foregoing private placement would have consisted of 16,625 Units. None of the investors in the private placement were officers, directors or affiliates of the Company. Due to the dramatic decline in the public trading price of the Company's common stock, the BB Warrants to be issued as part of the Units suffered a substantial and material diminution in value. With the realization that the BB Warrants would unlikely become "in the money" prior to their expiration date in May 1995, the Company's Board of Directors resolved on October 3, 1994, to permit the investors in the August 1993 Offering to receive one share of the Company's common stock in lieu of each BB Warrant to be issued as part of the Units in the offering. All subscribers in the offering accepted the substitution and, as a result, the Company issued an additional 16,625 shares of common stock, $.02 par value per share, to investors in the August 1993 Offerings in exchange for the BB Warrant originally included as part of the Units.

AGREEMENT WITH CONSULTANT

     On October 3, 1994, the Company executed the Neuman & Cobb, 1994 Consultation and Warrant Compensation Agreement with its counsel. Pursuant to such Agreement, Neuman & Cobb ("N&C") provided certain legal services in consideration for Common Stock purchase Warrants exercisable to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. Such Warrants shall expire on October 16, 1997. The shares of Common Stock issuable upon the exercise of such Warrants were registered under the Securities Act on Form S-8 filed October 26, 1994, SEC File No. 33-85648.

DECEMBER 1994 PRIVATE PLACEMENT

      In December, 1994, the Company sold in private sales 76,440 Units of the Company's securities. Each Unit consisted of two (2) shares of the Company's $0.02 par value Common Stock, and one (1) Class A Common Stock Purchase Warrant exercisable to purchase one share of the Company's Common Stock for an exercise price of $1.00 and expiring December 31, 1995. The purchase price was $2.00 per Unit. The Units were sold to sixteen (16) investors in reliance upon an exemption from the registration requirements of the Securities Act contained in Sections 3(b) and 4(2) thereof, and Regulation D thereunder. Investors in the offering received customary piggy-back registration rights, and demand registration rights commencing one year after issuance subject to certain limitations and requirements.

WORLD ENTERTAINMENT, INC./SWISS EURO FUND, INC.

     Pursuant to Warrant Compensation Agreements dated March 14, 1995, the Company entered into consulting agreements with World Entertainment, Inc. ("World Entertainment") and Swiss Euro Fund, Inc. ("Swiss Euro Fund") pursuant to which World Entertainment and Swiss Euro Fund agreed to assist the Company in marketing and distributing both domestically and internationally the proprietary truckbed cover manufactured by the Company's newly-acquired subsidiary, Taylor-Built Industries. Under each agreement, World Entertainment and Swiss Euro Fund were each granted Warrants exercisable to purchase, in the aggregate, 137,500 shares of the Company's Common Stock at an exercise price of $1.25 per share for the first 25,000 shares, $1.75 per share for the second 25,000 shares, $2.00 per share for the next 37,500 shares, $2.25 per share for the next 25,000 and $2.50 per share for the next 25,000 shares. The Company registered under the Securities Act the exercise of the foregoing Warrants on a Registration Statement on Form S-8. In connection with the exercise of a portion of the foregoing Warrants, World Entertainment and Swiss Euro Fund tendered to the Company the Warrant exercise price in the form of bank drafts which were dishonored by the depository banks. Nevertheless, the Company authorized the issuance of shares of Common Stock against delivery of these bank drafts. As of December 31, 1995, a portion of these bank drafts remain uncollected notwithstanding the fact that the shares of the Company's Common Stock have been issued and subsequently resold by World Entertainment and Swiss Euro Fund, respectively. The Company has retained legal counsel and is engaged in efforts to collect sums due under these dishonored drafts.

D.C.A. GRANTOR TRUST SETTLEMENT

     By Agreement dated March 20, 1995, the Company settled certain pending litigation which had been brought by the D.C.A. Grantor Trust and Allan H. Applestein, individually, against the Company, its directors and other parties. Pursuant to the terms of the settlement, the D.C.A. Grantor Trust was granted Warrants exercisable to purchase, in the aggregate, 150,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. As part of the Settlement Agreement, the Company guaranteed a gross profit of $1.25 per share on the exercise of the first 50,000 Warrants (an aggregate of $62,500); provided, however, that the Company's maximum liability for any deficiency is $25,000. The Company has registered the exercise of the foregoing Warrants by the D.C.A. Trust on a Registration Statement on Form S-3 which has been declared effective by the Securities and Exchange Commission. As of December 31, 1995, none of the D.C.A. Grantor Trust Warrants had been exercised and all were outstanding and exercisable in accordance with their terms.

DEBT CONVERSION

     On December 22, 1995, the Company's legal counsel, Neuman & Cobb, agreed to accept in satisfaction of $30,000 accrued and unpaid charges for legal services rendered the issuance of 25,000 shares of the Company's Common Stock, valued at $1.20 per share. The conversion value per share was equal to the fair market value of the Company's Common Stock on the date of the Agreement. The shares issued in conversion of the outstanding account payable were "restricted securities" under the Securities Act but granted to the holder customary participatory or piggyback registration rights.

FINANCIAL ADVISORY AGREEMENT

     On March 12, 1996, the Company entered into a Financial Advisory Agreement with Allan H. Applestein pursuant to which Mr. Applestein agreed to provide certain financial advisory services to the Company in connection with the Company's efforts to seek additional financing as well as merger or acquisition opportunities. Mr. Applestein is a principal of the D.C.A. Grantor Trust. In consideration of his financial advisory services, the Company granted to Mr. Applestein 75,000 shares of Common Stock and BB Warrants exercisable to purchase, in the aggregate, an additional 100,000 shares of Common Stock at an exercise price of $3.00 per share. The foregoing securities were "restricted securities" under the Securities Act of 1933, as amended, but carried customary participatory or piggyback registration rights. Mr. Applestein continues to be active as a consultant to the Company and provides financial advisory services to the Company on an ongoing basis. The Financial Advisory Agreement terminates on December 31, 1996 or upon three days' prior written notice by either party.

STOCK FOR SERVICES

     On March 12, 1996, the Company issued to Mr. Calandrella 50,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 25,000 shares of Common Stock at an exercise price of $1.50 per share. The foregoing securities were issued in consideration of Mr. Calandrella's services to the Company as an executive officer and director.

     On March 12, 1996, the Company granted and issued to Mr. Stevens 50,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 25,000 shares at an exercise price of $1.50 per share. The foregoing securities were issued to Mr. Stevens in consideration of his services as a director and executive officer of the Company.

     On March 12, 1996, the Company granted and issued to Keith Prim Non-Qualified Stock Options exercisable to purchase 50,000 shares at an exercise price of $1.50 per share. Mr. Prim is an executive officer of Taylor-Built Industries and the foregoing Options were granted in consideration of his services to that subsidiary.

     On March 12, 1996, the Company granted and issued to Clifford L. Neuman 25,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 37,500 shares at an exercise price of $1.50 per share. The foregoing securities were issued to Mr. Neuman in consideration of his services to the Company as legal counsel.

     The exercise price of $1.50 per share of the foregoing Non-Qualified Stock Options issued to Messrs. Calandrella, Stevens, Prim and Neuman was equal to the fair market value of the Company's Common Stock on the day of grant.

     All of the foregoing shares of Common Stock and Non-Qualified Stock Options were "restricted securities" under the Securities Act, but granted to the holders customary participatory or piggyback registration rights.

LOAN TO OFFICER AND DIRECTOR

     During 1995, the Company loaned to Paul Stevens the sum of approximately $42,000. The loan was unsecured and due on demand. However, over the course of 1995, the Company continued to suffer from a lack of liquidity and capital resources and was unable to pay Mr. Stevens' salary as President of the Company on a regular basis. As a result, the loan to Mr. Stevens has been off-set in part by accrued and unpaid salary.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

The following financial statements are filed herewith as part of this report:

          Report of Independent Certified Public Accountants

          Balance Sheet - December 31, 1994

          Statement of Operations - Years ended December 31, 1993 and 1994

          Statements of Stockholders' Equity - Years ended December 31, 1993 and 1994

          Statements of Cash Flows - Years ended December 31, 1993 and 1994

          Notes to Financial Statements

CURRENT REPORTS ON FORM 8-K

     The Company did not file any current reports on Form 8-K during the fourth quarter of the year ending December 31, 1994.

EXHIBITS

EXHIBIT NO.      TITLE
- -----------      -----
2.1(1)           Contract for Sale and Purchase dated September 16, 1992
                 (acquisition of Central Florida Lands & Timber, Inc.);

2.2(2)           Asset Purchase and Sale Agreement dated July 29, 1994 (Sale of
                 CFLT).

2.3(3) Exchange Agreement Dated as of February 9, 1995 between Optimax Industries, Inc. and Plants For Tomorrow, Inc.;

2.4(4) Agreement and Plan of Reorganization dated January 20, 1995 between Taylor-Built Industries, Inc. and Optimax Industries, Inc. and Polyphase Corporation;

2.5(5)           Asset Purchase and Sale Agreement dated as of July 31, 1995
                 (Switchgear)

3(i).1(6)        Amended and Restated Articles of Incorporation and Certificate
                 of Correction;

3(i).2(3)        Articles of Amendment dated October 19, 1994 (increasing par value of Common Stock to $0.02 per share);

3(i).3(3)        Articles of Amendment dated January 10, 1995 (name change);

3(ii)(6)         Bylaws;

10.1(7)          Employment Agreement with Paul Stevens effective January 1,
                 1994;

10.2(6)          Warrant Agreement with Respect to the Class BB Warrants;

10.3(8) Neuman & Cobb, 1994 Consultation and Warrant Compensation Agreement dated October 3, 1994;

10.4(9) Swiss Euro Fund, Inc., 1995 Consultation and Warrant Compensation Agreement;

10.5(9) World Entertainment, Inc., 1995 Consultation and Warrant Compensation Agreement;

10.6(3) Agreement For Settlement of Litigation and Grant of Warrant dated March 20, 1995;

10.7(10)         Charles V. Lemmon 1995 Consultation and Warrant Compensation
                 Agreement;

21               Subsidiaries of the Company.
__________________________________

(1) Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1992.

(2) Incorporated by reference from the Proxy Statement for Annual Meeting of Shareholders held January 5, 1995 and from current report on Form 8-K dated January 20, 1995.

(3) Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1994.

(4) Incorporated by reference from current report on Form 8-K dated February 13, 1995.

(5) Incorporated by reference from current report on Form 8-K dated July 31, 1995.

(6) Incorporated by reference from an amendment to the Company's registration statement on Form S-1, Commission file no. 33-38531, filed with the Commission on the date specified.

(7) Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1993.

(8) Incorporated by reference from the Company's registration statement on Form S-8, S.E.C. File Number 0-19082 filed October 26, 1994.

(9) Incorporated by reference from the Company's two (2) registration statements on Form S-8, SEC File Number 0-19082 filed March 20, 1995.

(10) Incorporated by reference from the Company's two (2) registration statements on Form S-8, SEC File Number 0-19082 filed August 10, 1995.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       and

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           December 31, 1995 and 1994

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

                                Table of Contents

                                                                    PAGE
                                                                    ----
     Report of Independent Certified Public Accountants              F-3

     Consolidated Financial Statements:

       Consolidated Balance Sheet                                    F-4

       Consolidated Statements of Operations                         F-5

       Consolidated Statements of Changes in Stockholders' Equity    F-6

       Consolidated Statements of Cash Flows                         F-7

       Notes to Consolidated Financial Statements                    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Optimax Industries, Inc.
Loxahatchee, FL 33470

We have audited the consolidated balance sheets of Optimax Industries, Inc. and Consolidated Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optimax Industries, Inc. and Consolidated Subsidiaries as of December 31, 1995 and the consolidated results of its operations, its changes in stockholders' equity and its cash flows for the two years ended December 31, 1995 in conformity with generally accepted accounting principles.

The Company is involved in certain litigation as described in note 8. The amount, if any, of additional assets or liabilities that may ultimately be realized from this litigation cannot presently be determined.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 7 to the consolidated financial statements, the Company has had recurring losses from operations which have reduced cash on hand to minimal balances. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    Schumacher & Associates, Inc.
                    Certified Public Accountants
                    12835 E. Arapahoe Road, Tower II, Suite 110
                    Englewood, CO 80112
March 16, 1996

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                December 31, 1995

                                     ASSETS

Current Assets
  Accounts receivable, net of allowance for doubtful
   accounts of $245,143                                          $    75,852
  Advances to related parties (Note 11)                               24,319
  Inventory (Note 5)                                                 345,606
  Note receivable (Note 1)                                           170,000
  Other                                                                2,324
                                                                 -----------
    Total Current Assets                                             618,101

Property and equipment, net of accumulated depreciation of
 $639,523 (Notes 2 and 4)                                            435,827
Contract retainage, net of allowance for doubtful accounts
 of $176,005                                                          18,470
Nonsufficient checks receivable, net of allowance for bad
 debts of $117,495 (Note 6)                                                -
Goodwill, net of accumulated amortization of $11,690 (Note 1)        163,661
                                                                 -----------

    Total Assets                                                 $ 1,236,059
                                                                 -----------
                                                                 -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Outstanding checks in excess of amounts reported by banks      $     5,786
  Payroll taxes payable (Note 1)                                     129,966
  Accounts payable and accrued expenses                              598,080
  Notes payable (Note 4)                                             441,882
  Advances payable, related parties (Note 9)                          42,256
                                                                 -----------
    Total Current Liabilities                                      1,217,970
                                                                 -----------

    Total Liabilities                                              1,217,970
                                                                 -----------

Commitments and contingencies (Notes 1,3,6,7,8,10,12,13 and 14)            -
Stockholders' Equity (Note 3):
  Preferred shares - $.001 par value, 5,000,000 shares
   authorized, none issued                                                 -
  Common shares - $.02 par value, 20,000,000 shares authorized;
   1,503,091 shares issued and outstanding                            30,062
  Additional paid in capital                                       7,160,739
  Accumulated deficit                                             (7,172,712)
                                                                 -----------
    Total Stockholders' Equity                                        18,089
                                                                 -----------

    Total Liabilities and Stockholders' Equity                   $ 1,236,059
                                                                 -----------
                                                                 -----------


The accompanying notes are an integral part of the financial statements.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended December 31


                                                 1995          1994
                                                 ----          ----
Sales                                        $   454,857    $2,251,477
Cost of sales (exclusive of depreciation
   shown separately below)                       777,375     1,885,297
                                             -----------    ----------
   Gross Profit (Loss)                          (322,518)      366,180
                                             -----------    ----------
Expenses
 Bad debts                                       129,172      (196,866)
 Nonsufficient checks received (Note 6)          117,495             -
 Depreciation                                    108,373       139,355
 Loss from investment write-off (Note 1)         223,980             -
 Salaries, not included in cost of sales         263,153       248,381
 Other expenses                                  631,867       649,733
                                             -----------    ----------
  Total Expenses                               1,474,040       840,603
                                             -----------    ----------
Net (Loss) before Other (Expenses) and
 loss from discontinued operations            (1,796,558)     (474,423)
                                             -----------    ----------
Other (Expenses)
 Interest (expense)                              (36,019)      (79,204)
 (Loss) on disposition of division
  (Note 1)                                             -      (272,886)
 (Loss) on disposition of equipment              (26,091)      (10,129)
                                             -----------    ----------
  Total Other                                    (62,110)     (362,219)
                                             -----------    ----------
Net (Loss) from Continuing
 Operations                                   (1,858,668)     (836,642)

Discontinued operations (Note 1):
   (Loss) from operations of discont-
     inued divisions                                   -       (67,685)
                                             -----------    ----------
Net (Loss)                                   $(1,858,668)   $ (904,327)
                                             -----------    ----------
                                             -----------    ----------
Net (Loss) per Share                         $     (1.64)   $    (1.48)
                                             -----------    ----------
                                             -----------    ----------
Weighted Average Shares Outstanding            1,132,779       611,641
                                             -----------    ----------
                                             -----------    ----------


The accompanying notes are an integral part of the financial statements.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                From December 31, 1993 through December 31, 1995

                                                                       RETAINED
                                                         ADDITIONAL    EARNINGS
                                    COMMON STOCK           PAID-IN   (ACCUMULATED
                                NO./SHARES    AMOUNT       CAPITAL      DEFICIT)       TOTAL
                                ----------    ------       -------      --------       -----
Balance at December 31, 1993      460,816     $ 9,217    $5,862,395   $(4,409,717)  $ 1,461,895
Common stock issued               301,651       6,032       445,873             -       451,905
Net (loss) for the year ended
 December 31, 1994                      -           -             -      (904,327)     (904,327)
                                ---------     -------    ----------   -----------   -----------
Balance at December 31,1994       762,467      15,249     6,308,268    (5,314,044)    1,009,473
Common stock issued               740,624      14,813       852,471             -       867,284
Net (loss) for the year ended
 December 31, 1995                      -           -             -    (1,858,668)   (1,858,668)
                                ---------     -------    ----------   -----------   -----------
Balance at December 31,1995     1,503,091     $30,062    $7,160,739   $(7,172,712)  $    18,089
                                ---------     -------    ----------   -----------   -----------
                                ---------     -------    ----------   -----------   -----------

  The accompanying notes are an integral part of the financial statements.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                   1995          1994
                                               -----------   -----------
Cash Flows from Operating Activities:
  Net (loss)                                   $(1,858,668)  $  (904,327)
  Adjustments to reconcile net (loss) to
   net cash used in operating activities
    Depreciation                                   108,373       139,355
    Increase (decrease) in accounts payable
     and accrued expenses                          361,462      (314,953)
    Stock issued for services                       30,000             -
    Decrease in accounts receivable                266,507       111,641
    Decrease in inventory                           91,371       954,445
    Other                                           35,935        56,863
                                               -----------   -----------
Net Cash Provided by (Used in) Operating
 Activities                                       (965,020)       43,024

Cash Flows from Investing Activities:
  Disposition of property and equipment            308,172       575,320
  (Increase) decrease in notes receivable           87,730      (257,730)
  Other                                             24,319       (56,432)
                                               -----------   -----------
Net Cash Provided by Investing Activities          420,221       261,158

Cash Flows from Financing Activities:
  Issuance of stock and capital contributions      637,284       451,905
  Repayment of advances from related parties       (55,285)     (108,709)
  Repayment of notes payable                       (93,021)     (620,659)
                                               -----------   -----------
Net Cash Provided by (Used in) Financing
 Activities                                        488,978      (277,463)
Increase (Decrease) in Cash                        (55,821)       26,719
                                               -----------   -----------
Cash, Beginning of Period                           55,821        29,102
                                               -----------   -----------
Cash, End of Period                            $         -   $    55,821
                                               -----------   -----------
                                               -----------   -----------

Interest Paid                                  $         -   $    79,204
                                               -----------   -----------
                                               -----------   -----------

Income Taxes Paid                              $         -   $         -
                                               -----------   -----------
                                               -----------   -----------

Note: During 1995 the Company issued 200,000 shares of its common stock in exchange for Taylor-Built Industries, Inc.




The accompanying notes are an integral part of the financial statements.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

(1)  SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  GENERAL

          Optimax Industries, Inc. (Optimax) formerly Plants for Tomorrow, Inc. (Plants) was organized under the laws of the State of Colorado on February 23, 1987. During January, 1995 the Company changed its name to Optimax Industries, Inc. and formed a new Colorado Corporation named Plants for Tomorrow, Inc. All of the operating assets and liabilities of the nursery division located in Loxahatchee, Florida were assigned to the new Plants for Tomorrow, Inc.

          Plants is in the environmental sciences business and its business operations include the propagation and growing of more than 400 species of native and aquatic plants, trees and seeds for revegetation of wetlands and landscaping. Plants also provides contract mitigation services related to the revegetation of wetlands.

          Effective January 20, 1995 the Company acquired what it believed to be 100% ownership of Taylor-Built Industries, Inc. (TBI) in exchange for 200,000 shares of the Company's common stock. For accounting purposes, the business combination was considered to be a purchase, as such, all of the assets and liabilities of TBI were revalued as of the date of acquisition to net fair value. The market value of the Company's common stock discounted by 50% due to its restrictive nature, was used as the value of the shares issued. This resulted in goodwill of $175,351 which is being amortized on a straight-line basis over 15 years. TBI is in the business of manufacture and sale of electronic truck covers for pickup trucks. After acquiring TBI, the Company learned that another party may have had an option to acquire 20% of TBI. The seller represented that he had ownership of 100% of TBI. It is managements belief that to the extent an option was outstanding related to TBI, the optionholder's recourse is to the seller. The optionholder has made no demands on the Company regarding this matter. The results of operations of TBI since acquisition and its assets and liabilities as of December 31, 1995 have been included in the 1995 consolidated financial statements.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(1)  SUMMARY OF ACCOUNTING POLICIES, CONTINUED

     (a)  GENERAL, CONTINUED

          The approximate purchase cost of TBI is summarized as follows:

               Inventory                    $ 45,000
               Accounts receivable             1,000
               Equipment                      24,000
               Other assets                    5,000
               Goodwill                      175,000
                                            --------
                                            $250,000
                                            --------
                                            --------

               Accounts payable and other
                liabilities assumed         $ 50,000
               Common stock issued           200,000
                                            --------
                                            $250,000
                                            --------
                                            --------

          Effective April 17, 1993 TBI entered into an exclusive license agreement with an Illinois limited partnership granting TBI the exclusive right to use and sell the electrically-activated retractable covers for truck vehicles. TBI paid advance royalties of $10,000 which are being applied against earned royalties. Royalty fees range between $6.60 and $12.60 per unit sold depending upon production costs, with an additional $3.00 per unit royalty due if sales exceed 5,000 units per year. As of December 31, 1995 prepaid royalty fees totalled $2,325. The Company is attempting to sell the license rights in exchange for future royalty payments.

          Included in the consolidated financial statements are the accounts of Flora Fauna, Inc. (FFI), (formerly Central Florida Lands & Timber, Inc.) a wholly-owned subsidiary. FFI was an inactive subsidiary during 1995. Effective December 31, 1994 but closing in January, 1995, FFI sold its bareroot nursery division located in north central Florida for $257,730. The terms of the sale included cash of $91,365, which was received in January, 1995 and a promissory note in the amount of $166,365. The note bears had an interest rate of 6% per annum. The note was payable in two equal annual installments of $91,520, including interest on December 31, 1995 and December 31, 1996.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(1)  SUMMARY OF ACCOUNTING POLICIES, CONTINUED

     (a)  GENERAL, CONTINUED

          Effective in February 1996 the original note balance plus accrued interest was negotiated to be $170,000. Of this amount, $125,000 was paid in February, 1996 leaving a balance due of $45,000. This balance is a non-recourse note with a provision requiring the note signer to sell 16,876 shares of Optimax Industries, Inc. stock at the request of the Company and pay the proceeds toward the note balance. During March, 1996 approximately one third of the shares were sold for $15,278 which was credited to the balance of the note, with the remaining unpaid balance then equalling $29,722. A contingency exists with respect to the ability of the payor to sell the remaining shares at a price sufficient to cover the remaining $29,722 balance on the note. The ultimate resolution of this matter cannot presently be determined.

          During 1995 the Company formed Switchgear Systems International, Inc. for the purpose of acquiring the assets of Switchgear Systems, Inc. The Company closed on the transaction and subsequently discovered material misrepresentation and fraudulent transactions of Switchgear Systems, Inc. and rescinded the transaction. There is litigation in process regarding this transaction. The Company lost approximately $223,980 related to this transaction. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

          The results of operations of the disposed of division have been separated in the 1994 statement of operations. All material intercompany transactions and account balances have been eliminated in the consolidation. All references to "Company" refer to Optimax and Subsidiaries on a consolidated basis.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(1)  SUMMARY OF ACCOUNTING POLICIES, CONTINUED

     (b)  INCOME TAXES

          The Company has net operating loss carryovers of approximately $7,000,000 expiring in the years 2010. Recent changes in stock ownership or changes in control of the Company could reduce or eliminate the Company's ability to utilize this net operating loss carryover. As of December 31, 1995 the Company has total deferred tax assets of approximately $1,050,000 due to operating loss carryovers. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,050,000. Therefore, no tax assets have been recorded in the financial statements as of December 31, 1995.

     (c)  REVENUE RECOGNITION

          Revenues are recognized when earned and the related cost of sales are then matched against the revenues. Revenues related to contracts are recognized as earned based upon the percentage completion method.

     (d)  COST OF SALES

          Cost of the acquisition and care of seeds and plants are recorded as cost of sales. Such costs are primarily labor costs, and include the cost of labor associated with the gathering of seeds and plants from properties under agreement with the respective landowners whereby there is no charge to the Company for the seeds or plants gathered. Cost of sales of the contract services operations include labor, materials and related direct expenses.

     (e)  BAD DEBTS

          The Company provides an allowance for uncollectible accounts receivable based on the Company's past collection history. Credit risk is concentrated principally in Florida. The Company does not require customers to collateralize accounts receivable. During 1994, the Company reduced its allowance for bad debts based on collection experience and review of the remaining past due accounts receivable resulting in a credit to bad debts expense of $196,866. During 1995 a provision for bad debts of $129,172 was provided.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(1)  SUMMARY OF ACCOUNTING POLICIES, CONTINUED

     (f)  INVENTORY

          The inventory which consists principally of plants and trees is valued at the lower of cost or market, determined by the average cost method. No general and administrative costs are allocated to inventory.

     (g)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the accelerated methods of depreciation. The estimated useful lives of the assets are: vehicles - 3 to 7 years; equipment - 5 to 10 years; furniture and fixtures - 5 to 7 years; buildings - 31 1/2 years.

     (h)  BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 1995, the Company had no net cash on hand and was in default on the payment of various notes payable as described in Note 4 and in default on payment of withheld payroll taxes. The Company has incurred substantial operating losses in 1994 and 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments include potential substantial losses from liquidation of various equipment and inventory that might result from the outcome of this uncertainty.

     (i)  REVERSE STOCK SPLIT

          During 1994, the Company effected a one-for-twenty reverse common stock split. All references to shares of common stock in the financial statements have retroactively been adjusted for this reverse stock split.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(1)  SUMMARY OF ACCOUNTING POLICIES, CONTINUED

     (j)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1995 is summarized as follows:

          Buildings and land improvements       $  430,596
          Vehicles                                 225,835
          Equipment                                264,738
          Furniture and Office
           Equipment                               154,181
                                                ----------
                                                 1,075,350

     Accumulated Depreciation                     (639,523)
                                                ----------
                                                $  435,827
                                                ----------
                                                ----------

(3)  SECURITIES

     The Company has 20,000,000 common and 5,000,000 preferred shares authorized. There is no preferred stock outstanding as of December 31, 1995. The Board of Directors have the right to issue preferred stock and designate the terms and preferences.

     During December, 1995 the Company issued 25,000 shares of its common stock for services valued at $30,000. This transaction was recorded as an expense in the amount of $30,000 as stock issued for services. During 1995, 515,624 shares of the Company's common stock were issued for $637,284 through various Form S-8 offerings and other transactions. In addition, 200,000 shares of common stock were issued in exchange for TBI.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(3)  SECURITIES, CONTINUED

     During 1995 the Company did not grant any Non-Qualified Stock Options to any directors, officers or consultants.

     At December 31, 1995, the Company had outstanding Class BB Common Stock Purchase Warrants (BB Warrants) exercisable to purchase, in the aggregate, 229,124 shares of the Company's Common stock. The exercise price of the BB Warrants was reduced to $4.00 by the Company's Board of Directors on September 9, 1995, and reduced further to $3.00 per share by the board of Directors on October 16, 1995. The BB warrants are exercisable until April 1, 1999.

     On March 12, 1996, the Company issued BB Warrants exercisable to purchase 100,000 shares to Stephen G. Calandrella in consideration of services to the Company. Further, on March 12, 1996, the Company issued BB Warrants exercisable to purchase 100,000 shares of Common Stock to Allan H. Applestein as partial compensation under a Financial Advisory Agreement. The $3.00 per share exercise price of the price of the BB Warrants was substantially higher than the fair market value of the Company's Common Stock on the date of grant. As a result of the foregoing grants, there are currently BB Warrants outstanding exercisable to purchase in the aggregate 429,124 shares of Common Stock.

     In addition to the foregoing, the Company has outstanding Warrants exercisable to purchase an aggregate of 27,500 shares of Common Stock at an average exercise price of $22.10 per share. These Warrants were granted in 1992 and 1993 to various consultants to the Company.

     In addition, the Company granted to the D.C.A. Grantor Trust (DCA Trust) Warrants exercisable to purchase an additional 150,000 shares of Common Stock at an exercise price of $2.00 per share. The exercise of the DCA Trust Warrants has been registered on a Registration Statement on Form S-3 filed under the Securities Act of 1933, as amended, which Registration Statement was declared effective by the Commission in 1995.

     The Company has outstanding Non-Qualified Stock Options which it issued to former directors exercisable to purchase, in the aggregate, 20,000 shares of the Company's Common Stock at an exercise price of $15.63 per share.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(3)  SECURITIES, CONTINUED

     On March 12, 1996, the Company entered into a Financial Advisory Agreement with Allan H. Applestein pursuant to which Mr. Applestein agreed to provide certain financial advisory services to the Company in connection with the Company's efforts to seek additional financing as well as merger or acquisition opportunities. Mr. Applestein is a principal of the DCA Trust. In consideration of his financial advisory services, the Company granted Mr. Applestein 75,000 shares of Common Stock and BB warrants exercisable to purchase, in the aggregate, an additional 100,000 shares of Common Stock at an exercise price of $3.00 per share. The foregoing securities were "restricted securities" under the Securities Act of 1933, as amended, but carried customary participatory or piggyback registration rights. Mr. Applestein continues to be active as a consultant to the Company and provides financial advisory services to the Company on an ongoing basis. The Financial Advisory Agreement terminates on December 31, 1996 or upon three days' prior written notice by either party.

     On March 12, 1996, the Company issued to Mr. Calandrella 50,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 25,000 shares on Common Stock at an exercise price of $1.50 per share. The foregoing securities were issued in consideration of Mr. Calandrella's services to the Company as an executive officer and director.

     On March 12, 1996, the Company granted and issued to Mr. Stevens 50,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 25,000 shares at an exercise price of $1.50 per share. The foregoing securities were issued to Mr. Stevens in consideration of his services as a director and executive officer to the Company.

     On March 12, 1996, the Company granted and issued to Keith Prim Non-Qualified Stock Options exercisable to purchase 50,000 shares at an exercise price of $1.50 per share. Mr. Prim is an executive officer of Taylor-Built Industries and the foregoing Options were granted in consideration of his services to that subsidiary.

     On March 12, 1996, the Company granted and issued to Clifford L. Neuman 25,000 shares of Common Stock and Non-Qualified Stock Options exercisable to purchase an additional 37,500 shares at an exercise price of $1.50 per share. The foregoing securities were issued to Mr. Neuman in consideration of his services to the Company as legal counsel.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(3)  SECURITIES, CONTINUED

     The exercise price of $1.50 per share of the foregoing Non-Qualified Stock Options issued to Messrs. Calandrella, Stevens, Prim and Neuman was equal to the fair market value of the Company's Common Stock on the day of grant.

     All of the foregoing shares of Common Stock and Non-Qualified Stock Options were "restricted securities" under the Securities Act, but granted to the holders customary participatory or piggyback registration rights.

(4)  NOTES PAYABLE

     The following is a summary of notes payable at December 31, 1995:

     A nineteen year mortgage loan guaranteed
      by the Small Business Administration
      dated April 28, 1989, collateralized by
      certain real property, accounts receivable,
      inventory, and equipment bearing interest
      at the New York prime rate as published
      by the Wall Street Journal plus 2.75%.
      Amounts are payable in monthly install-
      ments of $3,007 including principal and
      interest.  This loan is in default and
      has been classified as a current liability    $  230,752

     A nineteen year mortgage loan collateral-
      ized by certain real property, dated
      April 28, 1989, bearing interest at the
      New York prime rate as published by the
      Wall Street Journal plus 2.75%.  Amounts
      are payable in monthly installments of
      $611 including principal and interest.  As
      of December 31, 1995 this note was in
      default and has been classified as a current
      liability.                                        40,479

     Short-term note payable to a bank, col-
      lateralized by accounts receivable and
      equipment, matured May 6, 1994, and is
      in default.  Total principal is currently
      due.                                             157,030

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(4)  NOTES PAYABLE, CONTINUED

     Other note payable to an entity owned by the
      former owner of TBI.  This note payable
      balance is in default.                            13,621
                                                   -----------
     Total                                         $   441,882
                                                   -----------
                                                   -----------

     The majority of the notes payable are guaranteed by former officers of the Company or of its Subsidiaries.

(5)  INVENTORY

     The Company's inventory consists principally of plants, trees and seeds. There are no significant amounts of materials and supplies included in inventory. Seeds are sold directly or are planted for sale. Plants and trees are sold at various stages of growth.

(6)  NON-SUFFICIENT CHECKS RECEIVABLE

     During 1995 the Company, pursuant to a S-8 registration issued 75,000 shares in exchange for checks totalling $150,000 which never cleared the bank due to non-sufficient funds. Of this amount $38,100 was later received. As of December 31, 1995 the Company had a receivable of the $111,900 plus a 5% penalty of $5,595 receivable for these bad checks. An allowance for bad debts for the total $117,495 has been provided. A contingency exists with respect to the potential ultimate recovery of any amounts related to this matter. The amount, if any, of potential future recovery cannot presently be determined.

(7)  OPERATING LOSSES

     During 1994 and 1995 the Company incurred substantial operating losses. Operating losses have continued through the first quarter of 1996. These operating losses have resulted in a substantial negative cash flow from operating activities. Management has a plan to alleviate the negative cash flow and to increase available cash resources as follows:

          The Company is in the process of negotiations with a potential business combination candidate which would be able to provide financial resources for the Company.

     See Note 1 for a discussion of the basis of presentation of the financial statements.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(8)  LITIGATION

     Various creditors have filed litigation against the Company demanding payment of past due amounts. Balances owed to these creditors are included in accounts payable.

     During 1994, a shareholder of the Company filed litigation against the Company and certain officers and directors. Subsequent to December 31, 1994 the Company agreed to grant the shareholder the right to acquire 150,000 shares of the Company's common stock at $2 per share at any time during the following five years. The Company has agreed to register the underlying shares at the Company's expense.

     The Company has also been sued by a customer that alleges breach of contract for one of the Company's contract projects. The suit claims unspecified damages for nonconforming plant materials. The Company has counter claimed for breach of contract for $163,376, plus interest. The Company contends that the customer caused continual delays which caused the plant material to overgrow and, subsequently the materials were deemed to be not acceptable. The Company has been served with a demand for judgement in this matter totalling approximately $250,000. Under Florida law, if the demand is not paid and if a jury awards 25% more than the demand amount, the Company would be liable for the plaintiffs legal costs and fees. The Company has indicated that they will not agree with the settlement. The Company's legal counsel believes that the Company has a defensible position but that the outcome of this matter cannot reasonably be determined. The Company has provided no specific liability for this matter in the financial statements but has recorded a general provision for warranty losses of $92,500 as of December 31, 1995. A contingency exists with respect to this matter.

     The Company and a director have been named as defendants in a lawsuit filed March 19, 1996. The plaintiff alleges breach of contract for consulting services and seeks damages in the amount of $300,000. The Company deems the claims made to be without merit and the Company's legal counsel considers the likelihood of a material adverse judgement against the Company to be extremely remote. A contingency exists with respect to this matter.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(8)  LITIGATION, CONTINUED

     Also included in accounts receivable is $116,310 for work completed for a customer. The bonding company has made claim on these funds, insisting that they be held in escrow until the three year monitoring phase of the contract is completed. According to the escrow agreement terms, $116,310 is being held for the benefit of the Company, but both the Company and the bonding company have made demands for the funds. An allowance for bad debts has been provided related to this matter and the Company is carrying a net receivable from this customer of approximately $70,000. Management believes that the company will at least collect $70,000 and it is likely that more will be collected. A contingency exists with respect to this matter, and the ultimate resolution cannot presently be determined. The customer filed an action in interpleader with the court. The Company has filed a cross-claim against the bonding company form interference in contract. The bonding company has gone into receivership and the action is stayed by court order. The Company's attorney believes that there is no legal basis for the claim of the bonding company and that the Company will ultimately prevail. A contingency exists with respect to this matter. The outcome cannot presently be determined.

(9)  RELATED PARTY TRANSACTIONS

     As of December 31, 1995 the Company had unpaid advances totalling $42,255 from related parties. These amounts bear interest at 7% per annum, are not collateralized and are payable on demand.

     During 1994 a stockholder of the Company transferred certain real estate owned by the stockholder to the Company's independent certified public accountant as payment for past services. The properties were transferred based on fair value at that time with equity of approximately $75,000. During 1995 the Company reimbursed to the stockholder the $75,000.

(10) WARRANTY LIABILITIES

     As a part of the Company's plant installation business, the Company provides certain warranties that the plants will survive for certain specified periods. Based on managements estimates, the Company has provided a $92,500 liability to cover future warranty losses. This amount has been included with accounts payable and other accrued expenses in the financial statements. The amount, if any, of additional liabilities related to this contingency cannot presently be determined.

             OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           December 31, 1995 and 1994

(11) ADVANCES TO RELATED PARTIES

     During 1995 the Company advanced $21,000 to an entity owned by a stockholder of the Company. Of this amount $5,000 has been repaid. The advance is uncollateralized, bears no interest and has no written repayment terms. The Company also had an advance receivable from the Company's President of $8,319 at December 31, 1995. This amount was offset against salaries to the President for January through March, 1996.

(12) LACK OF INSURANCE

     The Company has not paid its insurance premiums for property, liability and workers' compensation insurance. The Company is in violation of various contract provisions, statutes related to this matter and in addition is at substantial risk of loss related to this matter.

(13) GEOGRAPHIC AREA OF OPERATIONS AND INTEREST RATES

     The Company's customers are principally in Florida. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty. Approximately 80% of the Company's sales were sales of plants and plant installation projects.

(14) CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. As of December 31, 1995, the Company has no significant accounts receivable concentrations of credit risk other than the net amount carried of approximately $70,000 as disclosed in note 8.

(15) FOURTH QUARTER DATA

     The aggregate effect of year-end adjustments which are material to the fourth quarter totalled approximately a negative $1,000,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OPTIMAX INDUSTRIES, INC.



Date:       4/12/96                   /s/ Paul Stevens
     -------------------              --------------------------------------
                                      Paul Stevens, President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                      TITLE              DATE
- ---------                                      -----              ----




/s/ Paul Stevens                        President, Director      4/12/96
- ----------------------------        (Chief Executive Officer,  -----------
Paul Stevens                        Chief Accounting Officer)





/s/ Stephen G. Calandrella              Secretary, Director      4/12/96
- ----------------------------                                   -----------
Stephen G. Calandrella