Form 10QSB
OPTIMAX INDUSTRIES INC
filed 1996-05-20
CIK 824103

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the period ended March 31, 1996

                    Or

[   ]     TRANSITION REPORT PURSUANCE TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
For the transition period  from ___________to__________

Commission file number:   0-19082

                           OPTIMAX INDUSTRIES, INC.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

        Colorado                                         84-1059458
_________________________                           _____________________
(State of incorporation)                              (I.R.S. Employer
                                                      Identification No.)

4465 Northpark Drive, Suite 400, Colorado Springs, Colorado       80907
___________________________________________________________  ____________
(Address of Principal Executive Offices)                       (Zip Code)

                                (407) 790-1422
                         _____________________________
             (Registrant's Telephone number, including area code)

                                     None
                         _____________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS :

As of March 31, 1996, Registrant had 1,703,091 shares of common stock, $.02 Par Value, Outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of December 31, 1995 And
                    March 31, 1996 (Unaudited)

               Consolidated Statements of Operations, Three Months Ended
                    March 31, 1995 and 1996 (Unaudited)

               Consolidated Statements of Cash Flows, Three Months Ended
                    March 31, 1995 and 1996 (Unaudited)


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   March 31,    March 31,
                                                     1996         1995
                                                 ___________  ___________
                    ASSETS
CURRENT ASSETS
Cash                                                 11,045            0
Advances to related parties                               0       24,319
Accounts Receivable                                 125,518       75,852
Inventory                                           337,129      345,606
Note receivable                                      30,000      170,000
Other Current Assets                                  2,324        2,324
                                                  _________    _________
      Total Current Assets                          506,016      618,101

Property and equipment, net of accumulated
   depreciation                                     410,289      435,827
Contract retainage                                   19,253       18,470
Goodwill, net of accumulated amortization           143,204      163,661
                                                  _________    _________
   Total Assets                                   1,078,762    1,236,059
                                                  =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses            689,189      598,080
   Notes payable and contracts payable -
      current                                       441,512      441,882
   Notes payable, related parties                     4,903       42,256
   Other current liabilities                              0      135,752
                                                  _________    _________
   Total Current Liabilities                      1,135,604    1,271,970
                                                  _________    _________
   Total Liabilities                              1,139,356    1,217,970
                                                  _________    _________
STOCKHOLDERS' EQUITY
   Common Stock                                      34,062       30,062
   Additional Paid in Capital                     7,160,739    7,160,739
   Accumulated deficit                           (7,251,643)  (7,172,712)
                                                  _________    _________
   Total Stockholders' Equity                       (56,842)      18,089
                                                  _________    _________
Total Liabilities and Stockholders' Equity        1,078,762    1,236,059
                                                  =========    =========

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                     1996         1995
                                                  _________    _________

SALES                                               103,402      164,914
Cost of Sales                                        67,766      129,263
                                                  _________    _________
Gross Profit                                         35,636       35,651

EXPENSES
   Depreciation                                      18,953       31,476
   Salaries and payroll taxes, not
      included in cost of sales                      66,595       87,801
   Other expenses                                    49,165      111,398
                                                  _________    _________
   Total Expenses                                   134,198      230,675
                                                  _________    _________
Net (Loss) before other
 income (expenses)                                  (98,561)    (195,024)

Other Income (Expenses)                              11,936
Interest expense                                     (1,869)     (28,417)
Other                                                 9,563      (47,813)
                                                  _________    _________

Total Other Income (Expenses)                        19,630      (76,230)
                                                  _________    _________

Net (Loss)                                          (78,931)    (271,254)
                                                    ========    =========

Net (Loss) per share                                   (.05)        (.31)
                                                       =====        =====


            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                     1996         1995
                                                  _________    _________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                       (78,931)    (271,254)
   Adjustments to reconcile net
      (Loss) to net cash used
      in operating activities
   Depreciation                                      18,953       31,476
      Other                                               -     (122,654)
                                                  _________    _________
   Net Cash (Used in) Operating Activities          (59,979)    (362,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Disposition) of property and equipment           21,930      123,312
   Other                                                  -      (18,798)
                                                  _________    _________
   Net Cash Provided by (Used in)
      Investing Activities                           21,930      104,514
                                                  _________    _________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock and capital contributions       15,278      332,501
   (Decrease in notes and  mortgages payable         39,602      (76,290)
                                                  _________    _________
   Net Cash Provided by Financing Activities         54,880      256,211
                                                  _________    _________

Increase (Decrease) in Cash                          16,831       (1,707)

Cash, beginning of period                            (5,786)      55,821
                                                  _________    _________

Cash, End of Period                                  11,045       54,114
                                                     ======       ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. (Formerly Plants for Tomorrow, Inc. ) and its wholly-owned subsidiaries Plants for Tomorrow, Inc. a recently formed wholly-owned subsidiary of Optimax and Taylor-Built Industries, Inc., acquired during February, 1995. The balance sheet as of March 31, 1996 and the statements of operations and cash flows for the three-month period ended March 31, 1996 and 1995 have been prepared by the Registrant without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows and changes in stockholders' equity for all periods presented have been made.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at March 31, 1996 was $(629,588) as compared to $(599,869) at December 31, 1995. This improvement of $29,719 was principally from the reduction of notes receivables and inventory offset against the elimination of payroll taxes payable.

Stockholders' equity decreased from $18,089 at December 31, 1995 to ($56,842) at March 31, 1996 , a decrease of $74,931 which was partially attributable to the Switchgear Systems International, Incorporated transaction and increases in liabilities due to limited cash available due to declining operations. Other decreases in stockholder equity were the result of added allowances for inventory valuation, and an increase in the accumulated deficit resulting from operating losses.

The Company continues to suffer from a working capital deficit. Due to a lack of cash and working capital, manufacturing operations at the Company's Taylor-Built Industries subsidiary have been suspended and the operations at the Loxahatchee Nursery held by Plants For Tomorrow, Inc. are limited to the maintenance and sale of existing plant inventory.

The Company has recently entered into a definitive agreement to acquire Vine Street Stores, Inc., a Massachusetts company engaged in the retail sale of flowers, plants and other nursery material at concessions located in large department stores. The transaction also includes the acquisition of 12 acres of undeveloped property located in Colchester, Connecticut, valued at $2,000,000. If the transaction is completed, the Connecticut property is planned to be developed into a nursery and retail center to support the expansion of Vine Street Stores. In consideration for the acquisition of Vine Street Stores, the Company would issue 1,500,000 shares of Common Stock; and in consideration of the Connecticut property, the Company will pay $400,000 in cash and issue 1,280,000 shares of Series A Convertible Preferred Stock. The transactions are conditional upon completing a minimum private offering of securities in the amount of $1,000,000, consisting of Units of one share of Common Stock and one Class BB Warrant at $1.25 per Unit. The transaction is subject to numerous conditions, including the completion of the private placement as well as obtaining NASDAQ approval.

If the foregoing transactions can be consummated, the Company's working capital deficit will be substantially improved. However, there can be no assurance that all of the conditions to closing the transactions can be consummated. If the Company is unable to complete the acquisition of Vine Street Stores and the purchase of the Connecticut property, it is unlikely that it will be able to resume operations at Taylor-Built Industries or Plants For Tomorrow, and there is a substantial likelihood that the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

The Company's sales were $103,402 the three-month period ended March 31, 1996, a decrease of $61,512.

Gross profit was $35,636 (34% of sales) during the three months ended March 31, 1996 as compared to $35,651 (22% of sales) for the three months ended March 31, 1995. Operating expenses were $134,198 during the three-month period ended March 31, 1996 as compared to $230,675 during the three-month period ended March 31,1995, a decrease of $96,477 primarily due to downsizing and cost reduction measures at both operations.

The Company's net losses decreased from $(271,254) to $(78,931) during the three-month period ended March 31, 1996 as compared with the same period in 1995 primarily due to cost reduction measures and downsizing at each location.

As a result of continuing losses from operations, the Company has suspended manufacturing operations at its Taylor-Built Industries facility and has limited operations at the Plants For Tomorrow nursery in Loxahatchee, Florida to the maintenance and sale of existing inventory. As previously stated, the Company has entered into an arrangement which will have a significantly favorable impact upon its liquidity, capital resources and future operations, if the acquisition of Vine Street Stores and the purchase of the Connecticut property, in combination with the completion of the minimum private placement of $1,000,000, can be completed. However, there can be no assurance that these transactions will be consummated, and in their absence it is unlikely that the Company's operations can be resumed in their present form.

                          PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             Switchgear Systems and David Muir vs. Optimax Industries, Inc. and Switchgear Systems International, Inc.

ITEM 2.      CHANGES IN SECURITIES

             None.

ITEM 3.      DEFAULT UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.      OTHER INFORMATION.

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             Exhibits:   None

             Reports on Form 8-K:

             1.     Current Report dated February 1, 1996.

                    Item 5.  Other Events

                                   SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              OPTIMAX INDUSTRIES, INC.



Dated:    May 15, 1996        By:  /s/ Paul Stevens
        ________________           __________________________

                                   Paul Stevens, President