Form 10QSB
period 1996-06-30
OPTIMAX INDUSTRIES INC
filed 1996-08-19
CIK 824103

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the period ended June 30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS :

As of June 30, 1996, Registrant had 1,703,091 shares of common stock, $.02 Par Value, Outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at June 30, 1996 and 1995
                    (Unaudited)

               Consolidated Statements of Operations, Three Months Ended
                    June 30, 1996 and 1995 (Unaudited)

               Consolidated Statements of Operations, Six Months Ended
                    June 30, 1996 and 1995 (Unaudited)

               Consolidated Statements of Cash Flows, Three Months Ended
                    June 30, 1996 and 1995 (Unaudited)

               Consolidated Statements of Cash Flows, Six Months Ended
                    June 30, 1996 and 1995 (Unaudited)


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITIONS AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                    1996            1995
                                                 ___________     ___________
                                                 (unaudited)
                    ASSETS
                    ------
CURRENT ASSETS
Cash                                           $    13,802     $         -
Accounts Receivable, net of
  allowance for doubtful accounts                   99,296          75,852
Inventories                                        336,407         345,606
Other Current Assets                                     -          24,319
                                               ------------    ------------
    Total Current Assets                           449,505         445,777

Property and equipment, net of accumulated
  depreciation                                     391,401         435,827
Contract retainage                                  17,497          18,470
Goodwill, net of accumulated amortization                -         163,661
Note Receivable                                    172,053         170,000
Other Assets                                         2,324           2,324
                                               ------------    ------------
  Total Assets                                   1,032,780       1,236,059
                                                 =========       =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses            814,950         598,080
  Notes payable and contracts payable -
    current                                              -         441,882
  Notes payable, related parties                    16,034          42,256
  Other current liabilities                              -         135,752
                                               ------------    ------------
  Total Current Liabilities                        830,984       1,217,970
                                               ------------    ------------
  Notes payable, net of current portion            445,418               -
                                               ------------    ------------
  Total Liabilities                              1,276,402       1,217,970
                                               ------------    ------------
STOCKHOLDERS' EQUITY
  Common Stock                                     148,557          30,062
  Additional Paid in Capital                     7,647,509       7,160,739
  Accumulated deficit                           (8,039,622)     (7,172,712)
                                               ------------    ------------
  Total Stockholders' Equity (deficit)            (243,688)         18,089
                                               ------------    ------------
Total Liabilities and Stockholders' Equity      $1,032,780       1,236,059
                                                 =========       =========

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                                    1996            1995
                                                  _________       _________
SALES                                          $    40,967     $   167,077

Cost of sales                                       38,286         154,455
                                               ------------    ------------
Gross profit                                         2,681          12,622

EXPENSES
  Depreciation                                      15,100          32,383
  Salaries and payroll taxes, not
    included in cost of sales                       66,638          84,749
  Other expenses                                    60,463         177,156
                                               ------------    ------------
  Total expenses                                   142,201         294,288
                                               ------------    ------------
Net loss before other income (expenses)           (139,520)       (281,666)

Other income (expenses)
  Interest expense                                  (2,718)        (14,979)
  Other                                             17,133             895
                                               ------------    ------------

Total other income (expenses)                       14,415         (14,084)
                                               ------------    ------------

Net loss                                       $  (125,105)    $  (295,750)
                                               ============    ============

Net (Loss) per share                           $      (.07)    $      (.27)
                                               ============    ============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                    1996            1995
                                                  _________       _________

SALES                                          $   144,369     $   331,991

Cost of sales                                      106,052         283,718
                                               ------------    ------------
Gross profit                                        38,317          48,273

EXPENSES
  Depreciation                                      34,053          63,859
  Salaries and payroll taxes, not
    included in cost of sales                      133,233         172,550
  Other expenses                                    69,511         288,554
                                               ------------    ------------
  Total expenses                                   236,797         524,963
                                               ------------    ------------
Net loss before other income (expenses)           (198,480)       (476,690)

Other income (expenses)
  Interest expense                                  (4,587)        (43,396)
  Other                                             38,632         (46,918)
                                               ------------    ------------

Total other income (expenses)                       34,045         (90,314)
                                               ------------    ------------

Net loss                                       $  (164,435)    $  (567,004)
                                               ============    ============

Net (Loss) per share                           $      (.05)    $      (.58)
                                               ============    ============

                           OPTIMAX INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          UNAUDITED
                                               ------Three months ended-------
                                                June 30, 1996   June 30, 1995
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (125,105)     $  (295,750)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                    15,100           32,383
    Other                                          103,312            6,644
                                               ------------     ------------
Net cash used by operating activities               (6,693)        (256,723)


CASH FLOWS FROM INVESTING ACTIVITES:
Disposition (acquisition) of property
  and equipment                                $     3,788           (7,174)
Other                                                1,756            6,330
                                               ------------     ------------

Net cash provided (used) by investing
  activities                                         5,544             (844)


CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock and capital contributions              -          272,849
Increase (decrease) in notes and mortgages
  payable                                            3,906           (7,333)
                                               ------------     ------------
Net cash provided by financing activities            3,906          265,516
                                               ------------     ------------
Increase in cash                                     2,757            7,949

Cash, April 1                                       11,045           54,114
                                               ------------     ------------
Cash, June 30                                  $    13,802      $    62,063
                                               ------------     ------------
Interest paid                                  $     2,718      $     4,979
                                               ------------     ------------
Income taxes paid                              $         -      $         -
                                               ------------     ------------

See accompanying notes to financial statements.

                           OPTIMAX INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          UNAUDITED
                                                ------Six months ended-------
                                                June 30, 1996   June 30, 1995
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (164,435)     $  (567,004)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                    34,053           63,859
    Other                                          103,312         (116,010)
                                               ------------     ------------
Net cash used by operating activities              (27,070)        (619,155)


CASH FLOWS FROM INVESTING ACTIVITES:
Disposition (acquisition) of property
  and equipment                              $      25,718          116,138
Other                                                1,756          (12,468)
                                               ------------     ------------

Net cash provided (used) by investing
  activities                                        27,474          103,670


CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock and capital contributions         15,278          605,350
Increase (decrease) in notes and mortgages
  payable                                            3,906          (83,623)
                                               ------------     ------------
Net cash provided by financing activities           19,184          521,727
                                               ------------     ------------

Increase in cash                                    19,588            6,242

Cash, January                                       (5,786)          55,821
                                               ------------     ------------
Cash, June 30                                  $    13,802      $    62,063
                                               ------------     ------------
Interest paid                                  $     4,587      $    33,396
                                               ------------     ------------
Income taxes paid                              $         -      $         -
                                               ------------     ------------

See accompanying notes to financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. and its wholly-owned subsidiaries Plants for Tomorrow, Inc. and Taylor-Built Industries, Inc. (hereinafter referred to as the "Company"). The balance sheet as of June 30, 1996 and the statements of operations and cash flows for the three- and six-month periods ended June 30, 1996 and 1995, respectively, have been prepared by the Registrant without audit.

In the opinion of management, all adjustments (which include only normal recurring transactions) necessary to present fairly the financial position, results of operations and cash flows and changes in stockholders' equity for all periods presented have been made.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's working capital at June 30, 1996 was $(826,897) as compared to $(399,869) at December 31, 1995. This decrease of $427,028 was principally attributable to the Company's continued losses from operations, reductions of accounts receivable and inventories to fund the continuing losses from operations and net increases in trade payables and accrued liabilities resulting from substantially limited cash resources.

Total assets at June 30, 1996 were $1,032,780, a decrease of $253,279 from assets of $1,286,059 at December 31, 1995. Again, the decrease was attributable to the same factors that resulted in a similar decrease in working capital.

Stockholders' equity decreased from $18,089 at December 31, 1995 to a deficit of $(243,622) at June 30, 1996. This decrease of $261,711 resulted from continuing operating losses of the Company's two subsidiaries, the provision for discontinued operations of a former subsidiary, the recording of increased reserves and allowances for inventories and warranty claims on product installations and further expense provisions relating to continuing legal matters.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
- -----------------------------------------
The Company's sales were $40,967 and $144,369 for the three- and six-month periods ended June 30, 1996 compared to $167,077 and $331,991 for the three- and six-month periods ended June 30, 1995, representing decreases of $126,110 and $187,622, respectively. The sales decreases were attributable to the significantly reduced and limited operations at its Plants For Tomorrow, Inc. subsidiary and suspended operations at its Taylor-Built Industries, Inc. subsidiary.

Gross profits, which decreased as a result of the reasons stated for the sales decreases noted in the preceding paragraph, were $2,681 (6.5% of sales) and $38,317 (26.5% of sales) for the three- and six-month periods ended June 30, 1996 compared to $12,622 (7.5% of sales) and $48,273 (14.5% of sales) for the three- and six-month periods ended June 30, 1995. Operating and non-operating expenses were $127,786 and $202,752 for the three- and six-month periods ended June 30, 1995, reflecting the results of cost reduction measures, suspended operations and other down-sizing actions taken by management at each subsidiary's operating location.

The Company's net losses of $(125,105) and $(164,435) for the three- and six-month periods ended June 30, 1996 have decreased from $(295,750) and $(567,004) for the three- and six-month periods ended June 30, 1995 by $170,645 and $402,569, respectively, reflecting the positive results of cost reduction measures, suspended operations and other down-sizing actions taken by management at each subsidiary's operating location.


SUBSEQUENT EVENTS
- -----------------
On July 23, 1996, the Company closed upon the acquisition of Vine Street Stores, Inc., a Massachusetts corporation ("Vine Street") and the purchase of approximately 12 acres of undeveloped real property located in Colchester, Connecticut (the "Colchester Property"). Concurrently, the Company closed upon the sale of 1,190,560 Units at a price of $1.25 per Unit, each Unit consisting of one (1) share of Common Stock and one (1) Class BB Warrant. Subsequently, in August 1996, the Company completed the sale of the maximum of 1,500,000 Units in the Private Offering, realizing gross proceeds of $1,875,000 and net proceeds of approximately $1,600,000, after deduction of Placement Agent's commissions, non-accountable expense allowance and other costs of the Offering.

  In connection with the acquisition of Vine Street, the Company issued 1,500,000 shares of Common Stock to the shareholders of Vine Street, pro rata. In consideration of the Colchester Property, the Company paid $400,000 from the proceeds of the Private Offering and issued an additional 1,280,000 shares of Series A Convertible Preferred Stock.

  Completion of the foregoing transactions had a material positive impact upon the Company's liquidity and capital resources and is expected to have a material positive impact upon its future results of operations.

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

             Reports on Form 8-K:    None

                                   SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   OPTIMAX INDUSTRIES, INC.



Dated:      August 19, 1996        By:  /s/ David W. Dube
          ------------------           ---------------------------
                                       David W. Dube, President