Form 10-Q
period 1996-09-30
OPTIMAX INDUSTRIES INC
filed 1996-11-14
CIK 824103

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
       For the transition period from                to
                                      --------------    ----------------

                        Commission file number 0-19082

                           OPTIMAX INDUSTRIES, INC.
                           ------------------------
       (Exact Name of small business issuer as Specified in its Charter)

   Colorado                                                84-1059458
-------------------                                   -----------------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                     Identification number

132 Lincoln Street, Boston, Massachusetts                       02111
-----------------------------------------             -----------------------
     (Address of Principal Offices)                            (Zip Code)

Registrant's telephone number, including area code:          (617) 695-2950
                                                            -----------------
                16361 Norris Road, Loxahatchee, Florida  33470
           ---------------------------------------------------------
        (Former name, former address and dormer fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [ X ] Yes   [  ] No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [  ]  Yes    [  ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 30, 1996, Registrant had 4,703,091 shares of common stock, $.02 Par Value, Outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Balance Sheets at September 30, 1996 and 1995
                    (Unaudited)

               Consolidated Statement of Operations, Three Months
                    Ended September 30, 1996 and 1995
                    (Unaudited)

               Consolidated Statement of Operations, Nine Months
                    Ended September 30, 1996 and 1995
                    (Unaudited)

               Consolidated Statement of Cash Flows, Three Months
                    Ended September 30, 1996 and 1995
                    (Unaudited)

               Consolidated Statement of Cash Flows, Nine Months
                    Ended September 30, 1996 and 1995
                    (Unaudited)

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings

     Item 2.        Changes in Securities

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

                   OPTIMAX INDUSTRIES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                    ASSETS
                                    ------
                                     September 30,   December 31,
                                         1996            1995
                                         ----            ----

CURRENT ASSETS
 Cash                               $   580,370     $       -
 Marketable securities                  201,953             -
 Accounts receivable,
   net of allowance
   for doubtful accounts                165,773          75,852
 Inventories                            328,314         345,606
 Other current assets                    21,717          24,319
                                    -----------     -----------
Total current assets                  1,298,127         445,777

Property and equipment, net of
 accumulated depreciation             2,452,819         435,827
Contract retainages                      17,497          18,470
Goodwill, net of
 accumulated amortization                   -           163,661
Notes receivable                        342,053         170,000
Other assets                             38,095           2,324
                                    -----------     -----------
Total assets                      $   4,148,591   $   1,236,059

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
 Accounts payable and
   accrued expenses                $    773,650    $    598,080
 Notes payable and
   contracts payable                    445,418         441,882
 Notes payable, related parties          33,591          42,256
 Other current liabilities                  -           135,752
                                    -----------     -----------
Total current liabilities             1,252,659       1,217,970

STOCKHOLDERS' EQUITY
 Preferred stock; 5,000,000 shares,
   $.001 par value, authorized;
   1,280,000 shares outstanding at
   September 30, 1996                 1,600,000              -
 Common stock; 20,000,000 shares,
   $.02 par value, authorized;
   1,503,091 shares outstanding at
   December 31, 1995 and 4,703,091
   at September 30, 1996                449,557          30,062
 Additional paid-in capital           8,707,093       7,160,739
 Accumulated deficit                 (7,860,718)     (7,172,712)
                                    -----------     -----------
Total stockholders' equity            2,895,932          18,089
                                    -----------     -----------
Total liabilities and
 stockholders' equity              $  4,148,591    $  1,236,059

                   OPTIMAX INDUSTRIES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                           Three Months Ended
                                              September 30,

                                         1996            1995
                                         ----            ----

SALES                              $    131,385    $    332,177
Cost of sales                            69,277         282,983
                                    -----------     -----------
Gross profit                             62,108          49,194

EXPENSES
 Depreciation                             2,600          22,781
 Salaries and payroll taxes, not
   included in cost of sales              6,701         100,707
 Other expenses                          54,751          99,925
                                    -----------     -----------
Total expenses                           64,052         223,413
                                    -----------     -----------
Net loss before other
 income (expenses)                       (1,944)       (174,219)

Other income (expenses)
 Interest income (expenses)               2,980          (8,112)
Other income                                780          10,582
                                    -----------     -----------
Total other income                        3,760           2,470
                                    -----------     -----------
Net income (loss)                 $       1,816    $   (171,749)

Net income (loss) per share       $          -     $       (.11)

                   OPTIMAX INDUSTRIES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                            Nine Months Ended
                                              September 30,
                                          1996            1995
                                          ----            ----

SALES                              $    378,326    $    664,168
Cost of sales                           233,428         566,701
                                    -----------     -----------
Gross profit                            144,898          97,467

EXPENSES
 Depreciation                            36,653          86,640
 Salaries and payroll taxes, not
   included in cost of sales            139,934         273,257
 Other expenses                         151,768         388,479
                                    -----------     -----------
Total expenses                          328,355         748,376
                                    -----------     -----------
Net loss before other
 income (expenses)                     (183,457)      ( 650,909)

Other income (expenses)
 Interest expense                        (1,607)        (51,508)
 Other income (expense)                  39,412         (36,336)
                                    -----------     -----------
Total other income (expenses)            37,805         (87,844)
                                    -----------     -----------
Net loss                          $    (145,652)   $   (738,753)

Net loss per share                $        (.03)   $       (.49)

                   OPTIMAX INDUSTRIES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                           Three Months Ended
                                              September 30,
                                          1996            1995
                                          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                  $      1,816     $  (171,749)
Adjustments to reconcile
 net income (loss) to net cash
 used by operating activities
   Depreciation                           2,600          22,781
   Other changes in current assets
     and current liabilities            (82,961)             -
                                    -----------     -----------
Net cash used by operating activities   (78,545)       (148,968)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of marketable securities    (201,953)              -
 Disposition (acquisition) of
   property and equipment            (2,033,615)         12,228
 Other                                       -            6,330
                                    -----------     -----------
Net cash provided (used) by
 investing activities                (2,235,568)         18,558

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of stock and
     capital contributions            2,880,681         179,600

   Decrease in notes and
     mortgages payable                       -         (162,815)
                                    -----------     -----------
Net cash provided by
 financing activities                 2,880,681          16,785
                                    -----------     -----------
Increase (decrease) in cash             566,568        (113,625)

Cash, July 1,                            13,802          62,063
                                    -----------     -----------
Cash, September 30,               $     580,370   $     (51,562)

Interest paid                     $         -     $       4,479

Income taxes paid                 $         -     $         -

                   OPTIMAX INDUSTRIES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                            Nine Months Ended
                                              September 30,
                                          1996            1995
                                          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            $  (145,652)    $  (738,753)
Adjustments to reconcile net
 loss to net cash used by
 operating activities
   Depreciation                          36,653          86,640
   Other changes in current assets
     and current liabilities             12,876        (116,010)
                                    -----------     -----------
Net cash used by
 operating activities                   (96,123)       (768,123)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of marketable securities    (201,953)            -
 Disposition (acquisition) of
   property and equipment            (2,007,897)        128,366
 Other changes                            1,756         (12,468)
                                    -----------     -----------
Net cash (used) provided by
 investing activities                (2,208,094)         115,898

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of stock and
   capital contributions              2,880,681         784,950
 Increase (decrease) in notes
   and mortgages payable                  3,906        (240,108)
                                    -----------     -----------
Net cash provided by
 financing activities                 2,884,587          544,842
                                    -----------     -----------
Increase (decrease) in cash             580,370        (107,383)

Cash, January 1,                            -            55,821
                                    -----------     -----------
Cash, September 30,                $    580,370    $     51,562

Interest paid                      $      4,587    $     51,508

Income taxes paid                  $         -     $        -

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. and its four (4) wholly-owned operating divisions: horticultural, giftware, truck part accessories and property development (hereinafter referred to as the "Company"). The balance sheets at September 30, 1996 and 1995 and the statements of operations and cash flows for the three- and nine-month periods ended September 30, 1996 and 1995, respectively, have been prepared by the Registrant without audit.

In the opinion of management, all adjustments (which include only normal recurring transactions) necessary to present fairly the financial position, results of operations and cash flows and changes in stockholders' equity for all periods presented have been made. Balance Sheet information at December 31, 1995 was derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB.

On July 23, 1996, the Company acquired one hundred percent (100%) of the outstanding shares of capital stock of Vine Street Stores, Inc. in exchange for 1,500,000 shares of the Company's Common Stock. The transaction was accounted for as a pooling of interest. Results of operations for the three- and nine-months ended September 30, 1996 includes the historical operations of Vine Street Stores, Inc. for the respective periods.

On July 23, 1996, the Company also purchased certain undeveloped real property located in Colchester, Connecticut in consideration of $400,000 in cash and the issuance of 1,280,000 shares of Series A Convertible Preferred Stock. The acquisition has been accounted for under the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1996 was $45,468 as compared to $(772,193) at December 31, 1995. This increase of $817,661 is principally attributable to the successful completion of a Private Offering ("Private Offering") by the Company in August, 1996, in which the Company sold an aggregate of 1,500,000 Units at a Private Offering price of $1.25 per Unit and from which the Company realized net proceeds of $1,356,000. Of the net proceeds, approximately $433,000 was disbursed to complete the purchase of twelve (12) acres of real property, located in Colchester, Connecticut, to be held for development.

Total assets at September 30, 1996 were $4,148,591 as compared to $1,236,059 at December 31, 1995. This increase of $2,912,532 was principally attributable to a combination of the acquisition of Vine Street Stores, Inc. and the purchase of the Connecticut real property on July 23, 1996 and the completion of the Private Offering by the Company.

Total liabilities at September 30, 1996 were $1,252,659 as compared to $1,217,970 at December 31, 1995. This increase of $34,689 was principally attributable to net increases in trade payables and accrued liabilities incurred prior to the Company's completion of the Private Offering.

Stockholders' equity increased from $18,089 at December 31, 1995 to $2,895,932 at September 30, 1996. This increase of $2,877,843 was attributable to the completion of the Private Offering, the issuance of preferred stock in partial payment of the Company's purchase of the Connecticut real property and the Company's ability to recommence previously suspended operations and undertake new business opportunities on a profitable basis.

Completion of the Company's acquisition of Vine Street Stores, Inc., the purchase of the Connecticut real property for development and the Private Offering had a material, positive impact upon the Company's liquidity and capital resources and is expected to have a material positive impact upon its future results of operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company's sales were $131,385 and $378,326 for the three- and nine-month periods ended September 30, 1996 compared to $332,177 and $664,168 for the comparable periods ended September 30, 1995. The sales decreases were principally attributable to the significantly reduced and limited operations at the Company's Plants for Tomorrow, Inc. nursery subsidiary. Although the Company's nursery has historically generated operating losses, resulting primarily from cost overruns on plant installation contracts, the Company has undertaken aggressive efforts to transform the nursery from an environmental sciences and mitigation installer to a laterally-integrated, combined Florida native plants, beach revegetation and mangrove restoration growing facility, inventory products which the Company believes have greater market and profit potential. In addition, the Company reactivated the business operations of Taylor-Built Industries, Inc. in Dallas, Texas and has begun marketing, initially on a regional basis, bed-cover and bed-liners, a product that the Company has internally developed, for pick-up trucks, on both a dealer wholesale and direct retail basis. The Company intends to add additional complementary truck part accessories to its product base and believes, based upon its current capitalization, principally resulting from the successful completion of the Private Offering, that it has sufficient resources to undertake these business activities.

Gross profits were $62,108 (47.3% of sales) and $144,898 (38.3% of sales) for the three-and nine-month periods ended September 30, 1996 compared to $49,194 (14.8% of sales) and $97,467 (14.7% of sales) for the comparable periods ended September 30, 1995. These increases and related percentage improvements in gross profits were principally attributable to the operating profitability of Vine Street Stores, Inc., a new Company subsidiary as of July 23, 1996, truck part accessory product packages sold to truck dealers on a wholesale basis, and the achievement of profitable sales within the Company's newly-established giftware division.

Operating and non-operating expenses, exclusive of interest income and expenses, were $61,452 (46.7% of sales) and $291,702 (77.1% of sales) for the three- and nine-month periods ended September 30, 1996. The Company has undertaken significant cost reduction and reorganization measures, specifically at the Plants for Tomorrow, Inc. and Taylor-Built Industries, Inc. operating subsidiaries, in order to stem continuing operating losses. The Company is aggressively implementing, and expects to continue with, these measures in order to further reduce the Company's operating expense to sales ratio and, thereby, enhance operating profitability.

The Company's net income of $1,816 and net loss of $(145,652) for the three- and nine-month periods ended September 30, 1996 compared to net losses of $(174,219) and $(650,909) for the comparable periods ended September 30, 1995. The Company was able to achieve profitability during the three month period ended September 30, 1996 and reduce the net loss for the nine month period then ended principally through significant cost reductions and reorganization measures at the subsidiary operating levels, the operating profitability of Vine Street Stores, Inc., a new subsidiary of the Company as of July 23, 1996, and profitable sales resulting from new business opportunities within the truck part accessories and giftware divisions.

The Company is currently in negotiations with creditors to restructure all of the defaulted or delinquent secured and unsecured debt obligations of its Plants for Tomorrow, Inc. and Taylor-Built Industries, Inc. operating subsidiaries that were outstanding prior to the Company's successful completion of the Private Offering. The Company believes that the pending creditor negotiations will result in a combination of long- term payment restructurings or cash payments at significant discounts to the face amount of the debt obligations. The Company believes that these negotiations will be completed by December 31, 1996 and anticipates recording a substantial non-operating gain from the restructuring or cancellation of certain creditor indebtedness.

SUBSEQUENT EVENT

The Company announced on October 15, 1996 that it had established a new separate subsidiary to design, develop and distribute floral and non-floral related giftware lines, such as ceramic pottery, wicker baskets and decorative boxes, that will be marketed with the foliage and plant products grown or consolidated for sale at the Company's existing plant nursery in Loxahatchee, Florida. In addition, the Company also announced that it entered into a definitive letter of intent to purchase certain assets used by a privately-held picture framing and giftware manufacturer located in Boston, Massachusetts.
The Company believes that the purchase will be strategic in that there is an opportunity to integrate and expand certain combined assets, namely decorative boxes and specialty containers, and that some, if not most, of the resulting combined product lines are purchased by the same national and regional retail chain giftware buyers. The Company expects to complete the purchase of these certain assets by November 18, 1996, subject to the satisfaction of certain conditions.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS
               -----------------
               Barry K. Davis ("Plaintiff") v. Optimax Industries, Inc. and
               ------------------------------------------------------------
               Steven Calendrella ("Defendants"), Supreme Court of the State of
               ----------------------------------------------------------------
               New York, County of New York, Index No. 601604/96, filed March 19, 1996. The Plaintiff alleges that in September, 1995, the Plaintiff and the Defendants entered into an oral contract whereby the Plaintiff agreed to perform certain consulting and advisory services for the Defendants and the Defendants allegedly agreed to pay the Plaintiff in the form of a stock purchase warrant for such services and that the stock purchase warrant would grant the Plaintiff the right to purchase 146,000 shares of Optimax Industries, Inc. common stock at one dollar ($1.00) per share. The Plaintiff is seeking damages in the amount of three hundred thousand dollars ($300,000).

               The Defendants have denied the existence of any contract and are vigorously opposing this action on the affirmative defenses that
               (1) the Plaintiff has failed to state a cause of action, (2) the cause of action purportedly alleged in the Plaintiff's complaint is barred by the Statute of Frauds and (3) in connection with conduct, purportedly part of the services upon which the Plaintiff based his claim, the Plaintiff engaged in a manipulation of the price of the publicly traded stock of Optimax Industries, Inc. in violation of federal and state securities laws and is barred from recovery of any sums sought in the complaint. The Company believes this lawsuit is without merit and expects to prevail if the case proceeds.


     ITEM 2.   CHANGES IN SECURITIES
               ---------------------
               None.

     ITEM 3.   DEFAULT UPON SENIOR SECURITIES
               ------------------------------
               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------
               None.

     ITEM 5.   OTHER INFORMATION
               -----------------
               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------
               Exhibits:

               Reports on Form 8-K:

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        OPTIMAX INDUSTRIES, INC.

Dated:  November 14, 1996               By:  /s/ David W. Dube
       -------------------                   ------------------------
                                             David W. Dube, President