Form 10KSB
period 1996-12-31
OPTIMAX INDUSTRIES INC
filed 1997-04-15
CIK 824103

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                      OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from -------------------     to ------------------

Commission file number 0-19082


                           OPTIMAX INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

    Colorado                                                84-1059458
-------------------------------                       -----------------------
(State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                      Identification number

               132 Lincoln Street, Boston, Massachusetts   02111
          -----------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:   (617) 695-2950

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The Registrant's revenues for the year ended December 31, 1996 were $470,518.

As of March 31, 1997, the aggregate market value of the Common Stock of the Registrant based upon the average of the closing bid and asked prices of the Common Stock as quoted on the Automated Quotation Service ("NASDAQ") of the National Association of Securities Dealers, Inc., ("NASD") under the symbol "OPMX" held by non-affiliates of the Registrant was approximately $2.875. As of March 31, 1997, 6,020,591 shares of the Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


The Registrant hereby incorporates herein by reference the following documents:


PART IV - EXHIBITS
------------------
1. Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1992.

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

14. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

15. Incorporated by reference the Company's Current Report on Form 8-K dated July 23, 1996.

16. Incorporated by reference the Company's Registration Statement on Form S-3, S.E.C. File No. 333-15691, as filed with the Commission on November 22, 1996.


FORWARD-LOOKING STATEMENTS
--------------------------
     In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

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

     On January 5, 1995, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to change the name of the Company to "Optimax Industries, Inc." Articles of Amendment were filed on January 10, 1995 effectuating such change. The Company presently serves as a holding company for four (4) wholly-owned operating divisions (Horticultural, Giftware, Truck Parts Accessories and Property Development).


                            HORTICULTURAL DIVISION
                            ----------------------


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

     On June 29, 1992, the Company acquired all of the outstanding capital stock of Central Florida Lands and Timber, Inc. ("CFLT"), of Perry, Florida, in exchange for $500,000 cash and 40,649 shares of the Company's restricted Common Stock. At the time of the acquisition, CFLT owned an 80 acre nursery in Mayo, Florida and 80 acres of timberland in northern Florida. Effective September, 1993, CFLT's timber division was sold. As of December 31, 1994, the nursery facilities, property and inventory were encumbered by debts to the Barnett Bank of North Central Florida in the total amount of approximately $300,000. On July 29, 1994, the Company executed an Asset Purchase Agreement for the sale of all assets related to the CFLT nursery operations to Lafayette County Enterprises, Inc., a Florida corporation ("LCE") owned and operated by Marvin E. Buchanan. The sale was approved by the shareholders of the Company on January 5, 1995 and consummated on January 20, 1995. In consideration for the transfer and conveyance of such assets, the Company received $91,365 in cash, $166,365 in an unsecured promissory note accruing interest at the rate of 6.0% per year payable in two annual installments, LCE's assumption of all indebtedness to the Barnett Bank of North Central Florida of approximately $300,000, and LCE's assumption of certain accounts payable. In February, 1996, the remaining original note balance, plus accrued interest, was renegotiated to $170,000. Of this amount, $125,000 was paid in February, 1996, leaving a balance due, at that time of $45,000. The note contained a provision requiring the note signer to sell 16,876 shares of Optimax Industries, Inc. common stock, at the request of the Company, and apply the net proceeds toward the remaining note balance. During March, 1996, approximately one-third of the shares were sold for $15,278, which was credited to the balance of the note, with the remaining unpaid balance then equaling $29,722. Prior to December 31, 1996, the remaining shares were sold in transactions that resulted in the net proceeds being applied to the note balance and the note being satisfied and cancelled.

     In July, 1996, the Company acquired one hundred percent (100%) of the outstanding shares of common stock of Vine Street, Inc., a Massachusetts corporation ("Vine Street"), in exchange for 1,500,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. Founded in 1995, Vine Street owns and operates cut-flower, plant and foliage retail concessions located within mass merchandisers and discount retailers in the Northeastern United States. The Company believes there are numerous profitable opportunities available in seeking and procuring additional retail concessions and expects to significantly increase sales and profitability as it undertakes to vertically integrate, to the extent possible, its Horticultural Division from the initial growing stage at the operating nursery level to the point of sale at the retail level.


PRODUCTS


     The Company had specialized in the propagation and growing of more than 400 species of terrestrial and aquatic plants and plant seeds that are native to Florida. Historically, the Company had been a leading source of supply for certain varieties. Native plants are those plants that occur naturally in the environment, as opposed to foliage plants that are more commonly grown in nurseries. In addition to growing native plants in its nurseries, the Company had also gathered seeds, seedlings, and plants from various sites throughout the State of Florida when necessary to complete installation jobs or to restock its nurseries. The nursery located in Loxahatchee, Florida, can produce up to approximately 3,000,000 plants per year for use in landscape, beach and re-vegetation facilities.

     The Company's operations had been realizing operating losses and net losses as a result of various factors. In many cases, these have resulted from underbidding jobs and inadequate cost accounting controls. The Board of Directors made certain significant changes in an effort to rectify certain of the problems that have resulted in such losses. Thus, in July, 1996, the Company decided to transform the nursery from an environmental sciences and mitigation installer to a laterally-integrated combined Florida foliage plants, beach re-vegetation and mangrove restoration growing facility, where the Company has identified greater opportunities. In addition, the Company purchases and resells on a wholesale basis, foliage and plant products grown by non-affiliated nurseries and consolidated for sale at the Company's nursery to mass merchandisers, supermarket chains and other national and regional nursery products retailers.

     The Company's business is not inherently hazardous, but does from time to time require persons to work within swampy areas and marshes. Although the Company takes every precaution to ensure that its personnel are properly equipped and trained for such activities, all possible eventualities cannot be precluded. The Company maintains workers' compensation insurance through the State of Florida and it believes that this insurance is adequate in the case of an accident. In addition, the Company does maintain general liability insurance.


DISTRIBUTION METHODS


     The Company sells, delivers and propagates foliage plants. The Company no longer seeks bids for new installation contracts. The operations of the horticultural division are limited to the propagation and sale of foliage and other nursery products and to new business endeavors which may be acquired.


COMPETITION


     Growing foliage plants requires less expertise from that required for terrestrial and aquatic plants. There are other nurseries in Florida that produce many of the same species of foliage plants as the Company. However, the Company believes that a combination of new management, installed in July, 1996 and a reorganization and rebuilding of the Company's nursery facility in Loxahatchee, Florida will enhance its ability to profitably compete in the foliage plant industry.


AVAILABILITY OF RAW MATERIALS


     In the past, the Company has not experienced difficulty in obtaining a sufficient supply of seeds, seedlings, cuttings or plants, for either its prior terrestrial and aquatic plant operation or its current foliage plant production, and, at this time, it has no reason to anticipate difficulty in the future.


PRINCIPAL CUSTOMERS


     The Company had no customers during 1996 or 1995 upon which it was dependent for a significant portion of its revenues on a continuing basis.


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


EMPLOYEES


     The Horticultural Division currently employs 11 employees, 9 of which are employed on a full-time basis.


SUBSEQUENT EVENT


     On March 4, 1997, the Company consummated the purchase of an 18-acre nursery located in Homestead, Florida. The purchase included the real estate, and all buildings, structures and improvements, including irrigation systems, located on the property. The purchase price for the Homestead, Florida nursery was $482,000, of which approximately $283,000 was paid in cash at closing, with a balance of $199,000 evidenced by an eight percent promissory note payable in 48 monthly installments. In addition, the Company purchased the existing inventory on the nursery in consideration of future payments due upon liquidation of that inventory.

     The Homestead, Florida nursery was acquired by the Company through its newly-formed wholly-owned subsidiary, Flying Cow Farms II, Inc. The nursery will be utilized in a similar manner to its Loxahatchee, Florida nursery held by Plants for Tomorrow, Inc.


                               GIFTWARE DIVISION
                               -----------------


BACKGROUND AND OVERVIEW


     In November, 1996, the Company, through a newly-founded and organized, wholly-owned subsidiary, Art Smart, Inc., a Nevada corporation, purchased certain personal property and business assets of a picture framing and giftware manufacturing facility. The purchase price paid by the Company was $215,641, of which $40,641 was paid in cash at the closing and the remaining balance of $167,180, giving effect to purchase price adjustments at closing, was evidenced by two promissory notes, payable in equal monthly installments of 28 months and 48 months, respectively.

     The Company announced in October, 1996 that it had established an operation, which it consolidated the following month with its wholly-owned subsidiary, Art Smart, Inc., to design, develop and distribute floral and non-floral related giftware, such as ceramic pottery, wicker baskets and decorative boxes, and would market the resulting products, to the extent possible, with foliage and plant products grown or consolidated for sale at the Company's plant nursery in Loxahatchee, Florida. Although there can be no assurances that new products can be developed and sold in combination with other products either grown or manufactured by the Company, the Company believes that such possibilities exist.


PRODUCTS


     The Company is principally involved in the design, development, selection and manufacturing of art, art-related gift items, picture frames, shadow boxes, mirrors and three-dimensional art products. The Company exhibits at trade shows within the giftware, visual arts and home furnishings industries and has available, to date, a database of over one thousand corporate customers, all of whom receive marketing information from the Company on an on-going basis. All of the Company's products are manufactured within an 11,000 square foot manufacturing facility located in Boston, Massachusetts.


COMPETITION


     The giftware and home furnishings industries are tremendously large in scope, with many different types of manufacturers and other suppliers capable of supplying products that compete with items manufactured by the Company. Most of the Company's existing and future customers are mass merchandisers, department stores and home furnishings retailers. Since the emphasis of the Company's products is one of original concept and design, the Company believes that competitors are unable to match the uniqueness and manufacturing quality of the Company's products.


PRIVATE LABEL MANUFACTURING


     The Company announced in March, 1997 that it had entered into a private label manufacturing arrangement with a major retailer for the design and production of art, picture frame and other home furnishing products to be sold in all of the major retailer's locations. The Company further announced that it was pursuing and expects to enter into other private label manufacturing arrangements with selected home furnishings retailers, although there can be no assurances that such arrangements will be consummated.


CREDIT FACILITY


     In connection with its announcement to commence private label manufacturing for a major retailer, the Company further announced in March, 1997 that it had entered into an accounts receivable factoring line of credit in the amount of $2 million with Finova Capital Corporation. The Company believes that this credit facility is adequate to satisfy the anticipated increase in business that will result from the announced private label manufacturing arrangement and, possibly, from additional manufacturing arrangements and agreements that may occur during the next year.


EMPLOYEES


     The Giftware Division currently employs 15 full-time employees.


                       TRUCK PARTS ACCESSORIES DIVISION
                       --------------------------------


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

     In August, 1996, the Company established a new, wholly-owned subsidiary, Dyno-Might Truck Accessories, Inc. ("DMTA"), a Texas corporation, to commence the manufacturing and sale of a new product, bed liners for the inside of pick-up trucks and the sale of private-labeled tool boxes, marketed under the names "Dyno-Cover" and "Dyno-Box," respectively.

     Both corporations will operate as wholly-owned subsidiaries of the Company, with the Company serving as a holding company and performing certain administrative functions.


PRODUCTS


     TBI's product is an electronically activated hard cover for the back of pick-up trucks. The product is marketed under the names "Truk'n'Trunk", "Power Security Cover," and "Dyno-Cover." The product is comprised of a motor, a box, and interlocking aluminum slats which travel on tracks along the side of the bed of the pick-up truck. When closed, the cover provides a solid surface cover for the bed and the cover locks to secure the contents of the bed. When opened by the operation of an electronic motor, the cover retracts into a box at the front of the bed. The motor may be activated with a key from inside the cab or at the rear of the bed. The cover may also be activated by a remote switch.

     DMTA's primary product is a chemical-based, synthetic material that is applied to the inside of pick-up trucks to prevent deterioration and extend the useful life of the bed liner. The product is marketed under the name "Dyno-Liner." The Company also markets a tool box under the name "Dyno-Box" with the product being manufactured for the Company under a private-label manufacturing arrangement.


COMPETITION


     There are numerous options available for pick-up truck bed covers, bed liners and tool boxes. The Company believes that its products are competitively priced and provide a combination of security, convenience and base of operation unmatched by its competitors.


PRODUCT DEVELOPMENT


     The Company, on a continuing basis, redesigns or modifies its products to produce their unit costs and improve their marketability and profitability. The Company intends to add complimentary truck part accessories to its product base, either internally developed, manufactured or acquired by purchase; however there can be no assurances that the Company can either develop, manufacture or acquire any additional products or, further, that any developed, manufactured or acquired products can be profitably sold.


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

     In the past, the licensor of the patent covering the truck bed cover device manufactured by TBI has asserted, but never pursued various claims and allegations that the license in favor of TBI may not be in full force and effect. The Company is of the view that the license is enforceable in accordance with its terms. Nevertheless, the Company is in the process of developing alternative solutions for the retractable truck bed cover that would not require use of the licensed patent, in the event the enforceability of the license is disputed in the future. Nevertheless, should a dispute with the licensor arise in the future, such a dispute could have an adverse impact upon the business operations of TBI.


EMPLOYEES


     The Truck Parts Accessories Division employs 6 persons in its Dallas, Texas facility on a full-time basis.


                         PROPERTY DEVELOPMENT DIVISION
                         -----------------------------


BACKGROUND AND OVERVIEW


     On July 21, 1996 and concurrent with the Company's acquisition of Vine Street Stores, Inc., the Company, through a newly-formed and wholly-owned subsidiary, Colchestor Property Investors, L.L.C. ("CPI"), a Colorado limited liability company, purchased twelve (12) acres of undeveloped real property located in Colchester, Connecticut. The contract to purchase the property was assigned by Vine Street Stores, Inc. to CPI as part of the concurrent closings. As consideration, the Company paid to the sellers of the real property approximately $433,000, the funds of which were obtained from the net proceeds of the Company's initial closing of a private offering of its securities in July, 1996, and the issuance to the sellers of an aggregate of 1,280,000 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock was convertible, at the option of the holder, into one (1) share of common stock for the period commencing one year from the date of issue and ending five years from the date of issue. Each share of Series A Convertible Preferred Stock was subsequently converted into one share of common stock on November 25, 1996, the effective date of a Registration Statement, registering for sale under the Securities Act of 1933, as amended, the shares of common stock issuable upon such conversion.


DEVELOPMENT


     The Company is in the later stages of determining a final development plan for the real property, which tentatively provides for the commercial development and construction of various-sized buildings to be pre-leased to credit-worthy tenants, principally fast food or restaurant operators, and, possibly, the additional development of a motel and family entertainment center. Final development plans must be approved by the appropriate local town selectmen and zoning officials. Although the Company believes it will obtain the necessary approvals to develop the real property, there can be no assurances that such approvals will be received. Furthermore, in order to commence construction of the various buildings, the Company will need to obtain interim and permanent commercial real estate financing, neither of which the Company has secured.


EMPLOYEES


     The Company has no employees that are devoted, full-time, to the development of the property, however, the Company's President is involved on an as-needed basis. In addition, the Company has retained individual, independent contractors, namely architects, surveyors, zoning advisors and marketing professionals to advise and assist the Company's President with the development of the property.


ITEM 2.   DESCRIPTION OF PROPERTIES


     The Company's executive offices are located under a month-to-month tenancy agreement from the President of the Company and are located in Boston, Massachusetts.

     The Company's horticultural operations are based on a ten-acre nursery, owned by the Company, in Loxahatchee, near West Palm Beach, Florida. Improvements on the property include nursery beds, three greenhouses, an extensive irrigation system and the Company's 6,000 square foot office building and mechanical area. This property is subject to a mortgage collateralizing a loan guaranteed by the Small Business Administration, which loan was in default in 1995, however, the Company recently agreed to a modification of the loan with monthly installment payments to commence in June, 1994. Therefore, the loan is no longer considered in default at December 31, 1996.

     During 1990, the Company purchased approximately ten acres of nursery land in Highlands County, Florida (near Avon) for $123,107. Effective March 31, 1995, this property was sold, with the Company realizing an accounting loss of approximately $49,000.

     As noted above, in June 1992, the Company acquired CFLT which owned an 80-acre nursery in Mayo, Florida. The CFLT nursery had an office building, maintenance shop, and a seedling packaging and shipping building, with a combined total of 4,752 square feet. The nursery facilities, property and inventory were encumbered by debts to the Barnett Bank of North Central Florida in the total amount of approximately $300,000. On July 29, 1994, the Company executed an Asset Purchase Agreement for the sale of all assets related to the CFLT nursery operations to Lafayette County Enterprises. The sale was consummated on January 20, 1995. In consideration for the transfer and conveyance of such assets, the Company received $91,365 in cash, $166,365 in an unsecured promissory note accruing interest at the rate of 6.0% per year payable in two annual installments, LCE's assumption of all indebtedness to the Barnett Bank of North Central Florida of approximately $300,000, and LCE's assumption of certain accounts payable. In February, 1996, the remaining original note balance, plus accrued interest, was renegotiated to $170,000.
Of this amount, $125,000 was paid in February, 1996, leaving a balance due, at that time of $5,000. The note contained a provision requiring the note signer to sell 16,876 shares of Optimax Industries, Inc. common stock, at the request of the Company, and apply the net proceeds toward the remaining note balance. During March, 1996, approximately one-third of the shares were sold for $15,278, which was credited to the balance of the note, with the remaining unpaid balance then equaling $29,722. Prior to December 31, 1996, the remaining shares were sold in transactions that resulted in the net proceeds applied to the note balance and the note being satisfied and cancelled.

     In June, 1996, the Company completed the purchase of approximately twelve
(12) acres of undeveloped real property located in Colchester, Connecticut, a fast-growing, affluent suburb of Hartford. The property was acquired by Colchester Property Investors, LLC, a wholly-owned limited liability company formed and organized for the purpose of making the acquisition. The Company's preliminary plans for the property include the commercial development and construction of various buildings to be pre-leased to credit-worthy tenants, subject to receiving advance necessary approval and permits from the appropriate zoning and town officials. Although the Company believes it will obtain such approvals and permits, there are no assurances that these can be achieved.

     In March, 1997, the Company purchased an 18-acre nursery located in Homestead, Florida. The purchase included the real estate and all improvements, as well as the existing foliage inventory. The Company plans to operate the Homestead, Florida nursery in a manner similar to the operations of the Loxahatchee, Florida nursery.

     The Company leases manufacturing facilities and office space for its giftware division in Boston, Massachusetts and its truck parts accessories division in Dallas, Texas.

     The Company considers all of its leased and owned facilities to be adequate for their intended operations for the next year. In each operation, the Company believes that its properties are adequately covered by liability and comprehensive insurance.


ITEM 3.   LEGAL PROCEEDINGS


     As of December 31, 1996, the Company was a party to the following two legal proceedings initiated by trade creditors demanding payment for past due amounts:


          Tu-Co Peat, Inc. v. Plants For Tomorrow, Inc.,
          ---------------------------------------------
pending in the County Court for Highlands County, Florida, Case No. CC94-114; the Court entered judgment of $3,449 in April, 1995.


          Jim Blackman Ford, Inc. v. Plants For Tomorrow, Inc.,
          ----------------------------------------------------
pending in the County Court for Highlands County, Florida, Case No. CC94-64; the Company has entered into a stipulation to pay $6,184.


     In addition to the foregoing trade creditor lawsuits, the following lawsuit is presently pending:


          Devcon International Corp. v. Plants For Tomorrow, Inc.
          -------------------------------------------------------
          Devcon has sued the Company for breach of contract for the Orlando International Airport project claiming unspecified damages for nonconforming plant materials. The Company has counter-claimed for breach of contract for $163,376, plus interest, based on Devcon's continual delays causing plant materials to overgrow. The Company believes that it will prevail in this lawsuit.


          Barry Davis v. Optimax Industries, Inc. et al.,
          ----------------------------------------------
pending in the Supreme Court of the State of New York. In this suit, the plaintiff is claiming entitlement based upon a verbal contract to provide consulting services. The Company denies liability to the plaintiff and is vigorously defending. The Company believes that the risk of an adverse material judgment against it in this matter is extremely remote.


SWITCHGEAR SYSTEMS, INC.


     On July 31, 1995, the Company closed upon the acquisition of certain assets of Switchgear Systems, Inc., a Texas corporation ("SSI"), pursuant to an Asset Purchase and Sale Agreement dated as of July 13, 1995 (the "Agreement"). Following the closing, the Company engaged a firm of independent public accountants who performed an audited examination of the financial statements of SSI. Based upon the results of the audited examination of the SSI financial statements, the Company discovered that there existed a material and substantial variance between the audited financial condition and historical results of operations of SSI and the information, financial and otherwise, provided by SSI prior to Closing. In addition, the audited examination of the SSI financial statements disclosed numerous operational irregularities that had been effected by the prior owner of SSI without the Company's knowledge and without disclosure prior to the closing. Based upon these discoveries, the Company concluded that there existed facts which would support a claim that the acquisition by the Company of the assets of SSI had been induced by fraud on the part of the Seller both by misrepresentation of material fact and by the omission to disclose material information by the Seller. As a result, on November 22, 1995 the Company's representative served notice upon SSI that the Company had elected to rescind the transaction and would seek to recoup the capital investment that the Company had made into the business prior to its discovery of the facts which it believes constituted fraud in the inducement. On approximately November 28, 1995, litigation was commenced in the District Court of Dallas County, Texas, Case Number 95-12444. In that civil action, claims for breach of contract are asserted by SSI and its sole shareholder, David E. Muir ("Muir") against the Company and its wholly-owned subsidiary, Switchgear Systems International, Inc. ("SSII"), and the Company and SSII correspondingly are asserting claims against SSI and Muir to enforce its election to rescind the transaction, and for damages due to fraud in the transaction. In that civil action, a preliminary injunction has been entered by the Court in favor of the Company and against SSI and Muir from disposing or in any other way taking control of the assets of SSI pending further order of the Court. SSII is no longer in operation. The assets have been seized and sold on foreclosure of a lien for unpaid rent by the owner of the business premises in which it had been a subtenant. The proceeds of the sale were used to pay rent arrearage, with a balance having been paid to the Internal Revenue Service for accrued and unpaid payroll taxes. It is unlikely that SSII will resume operations as a going concern in the future. Based upon the foregoing, the Company is vigorously pursuing enforcement of its rescission of the acquisition of SSI and pursuing other remedies for damages which it believes it has against the principals of SSI and is defending itself against the claims of SSI and Muir, which it believes are without merit.


SEC INVESTIGATION


     During 1995, the Company received requests for information from the U.S. Securities and Exchange Commission ("SEC") related to an investigation begun by the SEC during 1994 into various matters, including certain transactions in securities by the Company and one of its officers and directors. As of March 31, 1997, neither management of the Company nor the Company's legal counsel have been informed of the results, if any, of the SEC's investigation or of any timetable for the SEC to complete its investigation. There is no way to predict what, if any, effect the outcome of this matter will have on the financial position of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ending December 31, 1996.

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

                                              High bid   Low bid
                                              --------   -------
                    1995
                    ----
                    First Quarter                 $2.88     $1.50
                    Second Quarter                $3.88     $1.50
                    Third Quarter                 $3.25     $1.25
                    Fourth Quarter                $2.56     $1.00

                    1996
                    ----
                    First Quarter                 $3.13     $1.50
                    Second Quarter                $1.875    $1.625
                    Third Quarter                 $2.8125   $1.5625
                    Fourth Quarter                $3.50     $2.00

                    1997
                    ----
                    First Quarter                 $3.00     $2.125

          The bid price of the Company's Common Stock as of March 31, 1997, was approximately $2.875. The foregoing quotations represent interdealer prices which do not include retail markup, markdown or commissions. As a result, they do not necessarily represent prices paid in actual transactions.

          The number of recordowners of the Company's Common Stock on March 31, 1997 was approximately 333.


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

          At December 31, 1996, the Company had outstanding Class BB Common Stock Purchase Warrants ("BB Warrants") exercisable to purchase, in the aggregate, 2,129,124 shares of the Company's Common Stock. The exercise price of the BB Warrants was reduced to $3.00 per share by the Board of Directors on October 16, 1995. The BB Warrants are exercisable until April 1, 1999.

          On March 12, 1996, the Company issued BB Warrants exercisable to purchase 100,000 shares to Stephen G. Calandrella in consideration of services to the Company. Further, on March 12, 1996, the Company issued BB Warrants exercisable to purchase 100,000 shares of Common Stock to Allan H. Applestein as partial compensation under a Financial Advisory Agreement. The $3.00 per share exercise price of the BB Warrants was substantially higher than the fair market value of the Company's Common Stock on the date of grant. As a result of the foregoing grants, there are currently BB Warrants outstanding exercisable to purchase in the aggregate 2,129,124 shares of Common Stock.

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

          On March 12, 1996, the Company granted Non-Qualified Stock Options exercisable to purchase for five (5) years an aggregate of 137,500 shares of Common Stock at an exercise price of $1.50 per share, the market price of the Company's Common Stock on the date of grant. The Non-Qualified Stock Options were issued for services rendered to the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.


          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES: DECEMBER 31, 1996 VERSUS DECEMBER 31, 1995.


          The Company's assets increased from $1,236,059 at December 31, 1995 to $3,578,556 at December 31, 1996, an increase of $2,342,497. This increase was principally attributable to a combination of the successful completion of a private offering of securities by the Company in August, 1996, the acquisition of Vine Street Stores, Inc. in July, 1996 and the acquisition of twelve (12) acres of real property, to be held for development, located in Colchester, Connecticut. The Company's cash increased from $0 at December 31, 1995 to $312,867 at December 31, 1996 resulting from the private offering of securities. A note receivable of $170,000 at December 31, 1995 was renegotiated and subsequently satisfied, in full, thus reducing the amount outstanding to $0 at December 31, 1996. Current assets increased from $618,101 at December 31, 1995 to $803,733 at December 31, 1996 resulting from expanded business operations and new business developments.

          The Company's investment in property, plant and equipment increased from $435,827 at December 31, 1995 to $2,594,286 at December 31, 1996, an
increase of $2,158,459. The increase was principally attributable to the acquisition of the real property, held for development, located in Colchester, Connecticut and to extensive renovations undertaken at the Company's horticultural nursery located in Loxahatchee, Florida.

          The Company's liabilities decreased from $1,217,970 at December 31, 1995 to $1,115,384 at December 31, 1996, a decrease of $102,586 or 8.4%. This decrease is principally attributable to the availability of cash, resulting from the completion of a private offering of securities, to negotiate and settle, at substantial discounts, various trade payables. The Company has been able to restructure certain long-term debts, all of which were in default at December 31, 1995, therefore, the current portion of notes payable has increased from $0 at December 31, 1995 to $378,526 at December 31, 1996. Accordingly, current liabilities have decreased from $1,217,970 at December 31, 1995 to $736,858 at December 31, 1996, a decrease of $481,122 or 39.5%.

          The Company's working capital increased from a deficit of $599,869 at December 31, 1995 to a positive position of $66,875 at December 31, 1996. The Company's current ratio increased from 0.5 at December 31, 1995 to 1.09 at December 31, 1996.

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

          As a result of the issuance of new stock during the year ended December 31, 1995, equity capital investment increased from $6,323,517 at December 31, 1994, to $7,190,801 at December 31, 1995. Unfortunately, this equity investment of $867,284 was more than offset by net losses which increased the accumulated deficit to $(7,172,712). Total stockholders' equity decreased from $1,009,473 at December 31, 1994, to $18,089 at December 31, 1995.

          In August, 1996, the Company successfully completed a private offering ("Private Offering") of its securities in which it sold an aggregate of 1,500,000 units, each unit consisting of one (1) share of the Company's common stock, $.02 par value, and one (1) Class BB warrant at a Private Offering price of $1.25 per unit and from which the Company realized net proceeds of approximately $1,356,000. Of the net proceeds, approximately $433,000 was disbursed in partial payment of the acquisition of the real property to be held for development, located in Colchester, Connecticut. The balance of the acquisition was paid by the issuance of 1,280,000 shares of Series A Convertible Preferred Stock which, upon the filing of a Form S-3 with the U.S. Securities and Exchange Commission that was declared effective on November 22, 1996, were converted on a one-for-one basis to 1,280,000 shares of the Company's common stock.

          Stockholders' equity increased from $18,089 at December 31, 1995 to $2,463,172 at December 31, 1996. This increase of $2,445,083 was attributable to the completion of the Private Offering, the issuance of preferred stock in partial payment of the Company's purchase of the Connecticut real property and the Company's ability to recommence previously suspended operations and undertake new business opportunities.

          Completion of the Company's acquisition of Vine Street Stores, Inc., the purchase of the Connecticut real property for development and the Private Offering had a material, positive impact upon the Company's liquidity and capital resources at December 31, 1996 and is expected to have a material positive impact upon its future results of operations.

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


RESULTS OF OPERATIONS: DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995.


          The Company's revenue increased from $454,857 in 1995 to $470,518 in 1996, an increase of $15,661 or 3.4%. This increase resulted from the recommencement of operations at the Company's horticultural nursery in Loxahatchee, Florida, the acquisition of Vine Street Stores, Inc. and the commencement of operations at the Company's newly-formed software division. Cost of goods sold decreased from $777,375 in 1995 to $292,006 in 1996, a decrease of $485,369 or 62.4%. This decrease resulted from significant cost productions and reorganization measures undertaken at the Company's operating subsidiaries in Loxahatchee, Florida and Dallas, Texas. Due to the foregoing, gross profit (loss) increased from a negative ($322,518) in 1995 to $178,512 in 1996, an increase of $501,000. This increase was principally attributable to the operating profitability of Vine Street Stores, Inc., a new Company subsidiary as of July 23, 1996, and the achievement of profitable sales within the Company's software division.

          Operating expenses decreased sharply from $1,474,040 in 1995 to $722,146 in 1996, a decrease of $751,894 or 51.0%. This decrease was principally attributable to returned checks and the writeoff of certain investments in 1995 that were of a one-time nature and did not occur in 1996, reductions in salaries and other operating expenses resulting from significant cost reductions, reorganization measures, a decrease in the provision for bad debts due to the implementation of new customer credit policies, and the writedown of certain inventory.

          Net interest expense decreased from $36,019 in 1995 to $1,451 in 1996, a decrease of $34,568 or 95.9%. This reduction is attributable to certain business property, sold by the Company in 1995, and the assignment of related mortgage debt and interest income on the temporary investment of the net proceeds from a private offering of the Company's common stock, which closed in August, 1996. Gain on settlements of trade payables increased from $0 in 1995 to $216,921 in 1996. These settlements were realized by the Company's successful negotiating with numerous creditors to satisfy outstanding trade payables at significant discounts. The cash necessary to fund the settlements with creditors was obtained from the net proceeds of the private offering that closed in August, 1996.

          Based on the foregoing, the net loss for the year ended December 31, 1996 of $349,278 compares favorably to a net loss of $1,858,668 for the year ended December 31, 1996. Correspondingly, the Company's loss per share decreased from $(1.64) in 1995 to $(.06) in 1996, a decrease of $(1.58) or 96.3%.

          Other than the foregoing, the Company knows of no trends, demands, or uncertainties that will result in or are reasonably likely to result in a change in the Company's operations.


ITEM 7.   FINANCIAL STATEMENTS.


                Report of Independent Certified Public Accountants

                Balance Sheets - December 31, 1996 and 1995

                Statements of Operations - Years ended December 31, 1996 and
1995

                Statements of Stockholders' Equity - Years ended December 31, 1996 and 1995

                Statements of Cash Flows - Years ended December 31, 1996 and
1995

                Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


          There were no changes in or disagreements with the Company's accountants which must be reported under this Item during the years ended December 31, 1996 or 1995. The Company's accountants are Schumacher & Associates, Inc.

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                       CONSOLIDATED FINANCIAL STATEMENTS

                                      AND

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          DECEMBER 31, 1996 AND 1995

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                          DECEMBER 31, 1996 AND 1995

                               TABLE OF CONTENTS

                                                          PAGE
---------------------------------------------------------------------------
     Report of Independent
     Certified Public Accountants                          F-3

     Consolidated Financial Statements:

     Consolidated Balance Sheets                   F-4 and F-5

     Consolidated Statements of Operations                 F-6

     Consolidated Statements of Changes in
     Stockholders' Equity                                  F-7

     Consolidated Statements of Cash Flows                 F-8

     Notes to Consolidated Financial Statements            F-9


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------




The Board of Directors
Optimax Industries, Inc.
Boston, Massachusetts


We have audited the consolidated balance sheets of Optimax Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optimax Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of its operations, its changes in stockholders' equity and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The Company is involved in certain litigation as described in Note 6. The amount, if any, of additional assets or liabilities that may ultimately be realized from this litigation cannot presently be determined.


SCHUMACHER & ASSOCIATES, INC.



April 14, 1997

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31,

                                    ASSETS
                                    ------

                                                1996           1995
---------------------------------------------------------------------------
Current Assets
  Cash                                    $     312,867  $          -
  Accounts receivable, net of allowance
     for doubtful accounts of $2,500 and
     $245,143                                   181,506        75,852
  Advances to related parties (Note 9)                -        24,319
  Inventories                                   300,811       345,606
  Note receivable (Note 1)                            -       170,000
  Prepaid expenses                                8,549         2,324
                                            ___________ _____________
    Total Current Assets                        803,733       618,101

Property and equipment, net of
  accumulated depreciation of $358,602
  and $639,523 (Notes 1 and 2)                2,594,286       435,827
Contract retainage, net of allowance for
  doubtful accounts of $0 and $176,005                -        18,470
Goodwill, net of accumulated amortization
  of $23,380 and $11,690 (Note 1)               151,971       163,661
Organization costs,
  net of accumulated amortization of
  $1,926 and $0                                  21,959             -
Security deposits                                 6,607             -
                                            ___________ _____________

TOTAL ASSETS                              $   3,578,556 $   1,236,059
                                            =========== =============



















   The accompanying notes are an integral part of the financial statements.

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31,

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                1996           1995
---------------------------------------------------------------------------
Current Liabilities
  Outstanding checks in excess of
     amounts reported by banks            $           -  $      5,786
  Payroll taxes payable                         182,053       129,966
  Accounts payable and accrued expenses         335,963       598,080
  Current portion of notes payable              218,842       441,882
  Advances payable                                    -        42,256
                                            ___________   ___________

     Total Current Liabilities                  736,858     1,217,970

Long-term Liabilities
  Notes payable, net of current portion
     (Note 4)                                   378,526             -
                                            ___________   ___________



  Total Liabilities                           1,115,384     1,217,970
                                            ___________   ___________


Commitments and contingencies
  (Notes 5, 6, 8, 10 and 11)

Stockholders' Equity (Notes 1 and 3):
  Preferred shares - $.001 par value,
     5,000,000 shares authorized;
     none issued and outstanding                      -             -
  Common shares - $.02 par value,
     20,000,000 shares authorized;
     6,020,591 and 1,503,091
     issued and outstanding                     120,412        30,062
  Additional paid in capital                  9,864,750     7,160,739
  Accumulated deficit                        (7,521,990)   (7,172,712)
                                            ___________   ___________

     Total Stockholders' Equity               2,463,172        18,089
                                            ___________   ___________

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $   3,578,556 $   1,236,059
                                            ===========   ===========

   The accompanying notes are an integral part of the financial statements.

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                1996           1995
---------------------------------------------------------------------------
Sales                                     $     470,518  $    454,857
Cost of sales                                   292,006       777,375
                                            ___________  ____________
Gross profit (Loss)                             178,512      (322,518)
                                            ___________  ____________

Expenses
  Bad debts                                      13,244       129,172
  Nonsufficient checks received
     (Note 5)                                         -       117,495
  Depreciation and amortization                 102,393       108,373
  Loss from investment write-off
     (Note 1)                                         -       223,980
  Salaries, not included in cost
     of sales                                   152,918       263,153
  Loss from writedown of inventory              155,176            --
  Other operating expenses                      294,397       631,867
                                            ___________  ____________
  Total expenses                                722,146     1,474,040
                                            ___________  ____________

Net loss before other income
  (expenses) and provision for
  state income taxes                           (543,634)   (1,796,558)

Other income (expenses)
  Interest expense, net of income                (1,451)      (36,019)
  Gain on settlements ot trade payables         216,921             -
  Loss on disposition of equipment              (20,328)      (26,091)
                                            ___________  ____________
  Total other income (expenses)                 195,142       (62,110)
                                            ___________  ____________
Net loss before provision for
  state income taxes                           (348,492)   (1,858,668)

Provision for state income taxes                    786             -
                                            ___________  ____________


NET LOSS                                  $    (349,278) $ (1,858,668)
                                            ===========  ============

NET LOSS PER SHARE                        $       (0.06) $      (1.64)

WEIGHTED AVERAGE SHARES OUTSTANDING       $   3,126,591     1,132,779
                                            ===========  ============

   The accompanying notes are an integral part of the financial statements.

                            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                            ------------------------------------------------------

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FROM DECEMBER 31, 1994 THROUGH DECEMBER 31, 1996
                                                             ADDITIONAL
                                     COMMON STOCK              PAID-IN      ACCUMULATED
                               NO./SHARES       AMOUNT         CAPITAL        DEFICIT        TOTAL
                               -----------      ------         -------     ------------     ------
Balance at December 31,1994        762,467   $    15,249  $   6,308,268  $  (5,314,044) $   1,009,473

Common stock issued                740,624   $    14,813  $     852,471              -  $     867,284

Net (loss) for the year ended
December 31, 1995                        -             -              -  $  (1,858,668) $  (1,858,668)
                               -----------   -----------    -----------    -----------    -----------

Balance at December 31,1995      1,503,091   $    30,062  $   7,160,739  $  (7,172,712) $      18,089

Common stock issued,
net of offering costs            4,517,500   $    90,350  $   2,704,011              -  $   2,794,361

Net (loss) for the year ended
December 31, 1996                        -             -              -  $    (349,278) $    (349,278)
                               -----------   -----------    -----------    -----------    -----------

Balance at December 31,1996      6,020,591   $   120,412  $   9,864,750  $  (7,521,990) $   2,463,172
                               ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            -------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                1996           1995
---------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net (loss)                              $    (349,278) $ (1,858,668)
  Adjustments to reconcile net (loss)
     to net cash used
     in operating activities
       Depreciation and amortization            104,402       108,373
       Gain on settlement of trade
          payables                             (216,921)            -
       Loss on disposition of equipment          20,328             -
       Increase (decrease) in accounts
          payable and accrued expenses         (210,030)      361,462
       Decrease in outstanding checks
          in excess of amounts
          reported by banks                      (5,786)            -
       Stock issued for professional
          services                                    -        30,000
       Increase (decrease) in accounts
          receivable                           (105,654)      266,507
       Decrease in contract retainage            18,470             -
       Decrease in inventories                   44,795        91,371
       (Increase) decrease in prepaid
          expenses                               (6,225)       84,573
                                             __________    __________
Net cash (used in) operating activities        (705,899)     (916,382)
                                             __________    __________
Cash Flows from Investing Activities:
  (Acquisition) disposition of
     property, plant and equipment           (2,158,459)      308,172
  Decrease in notes receivable                  170,000        87,730
  Increase in organization costs                (21,959)            -
  Advances to related parties                    24,319       (24,319)
  Increase in security deposits                  (6,607)            -
                                          _____________ _____________
Net cash provided by (used in)
  investing activities                       (1,992,706)      371,583
                                             __________    __________
Cash Flows from Financing Activities:
  Issuance of common stock and
     capital contributions                    2,898,242       637,284
  Repayment of advances from
     related parties                            (42,256)      (55,285)
  Issuance of notes payable                     160,399             -
  Repayment of notes payable                     (4,913)      (93,021)
                                             __________    __________
Net cash provided by
  financing activities                        3,011,472       488,978
                                             __________    __________
Increase (Decrease) in Cash                     312,867       (55,821)

Cash, January 1,                                      -        55,821
                                             __________    __________
Cash, December 31,                        $     312,867  $          -
                                             ==========    ==========
Interest Paid                             $           -  $          -
                                             ==========    ==========
Income Taxes Paid                         $           -  $          -
                                             ==========    ==========

  Note: During 1995, the Company issued 200,000 shares of its common stock as payment for the purchase of Taylor-Built Industries, Inc.

   The accompanying notes are an integral part of the financial statements.

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:


     (A)  GENERAL
          -------

          Optimax Industries, Inc. ("Optimax" or "Company"), formerly known as Plants for Tomorrow, Inc. ("Plants"), was organized under the laws of the State of Colorado on February 23, 1987. In January, 1995, the Company changed its name to Optimax Industries, Inc. and formed a new Colorado corporation named Plants for Tomorrow, Inc. All of the operating assets and liabilities of the Company's horticultural division, located in Loxahatchee, Florida, were assigned to the new Plants for Tomorrow, Inc.

          On January 20, 1995, the Company acquired what it believed to be 100% ownership of Taylor-Built Industries, Inc. (TBI) in exchange for 200,000 shares of the Company's common stock. For accounting purposes, the business combination was considered to be a purchase and, as such, all of the acquired assets and liabilities of TBI were revalued, as of the date of acquisition, to fair values. The market value of the Company's common stock was discounted by 50%, due to its restrictive nature, and the resulting reduced amount was used as the value of the shares issued. This resulted in goodwill of approximately $175,000 which is currently being amortized, on a straight-line basis, over fifteen years. TBI is in the business of manufacturing electronic bed covers for pick-up trucks.

          After acquiring TBI, the Company was informed that another entity may have had an option to acquire 20% of TBI even though the seller represented that he had 100% ownership. It is management's contention that, to the extent an option exits, the claimed optionholder's recourse is, solely, to the seller. The claimed optionholder has made no demands on the Company regarding this matter. The results of operations of TBI since the Company's acquisition and its assets and liabilities as of December 31, 1996 and 1995 have been included in the consolidated financial statements.

          Effective April 17, 1993, TBI entered into an exclusive license agreement with an Illinois limited partnership granting TBI the exclusive right to manufacture and sell electronically-activated, retractable covers for truck vehicles. TBI paid advance royalties of $10,000, which were to be applied against earned royalties. Royalty fees range between $6.60 and $12.60 per unit sold, depending upon production costs, with an additional $3.00 per unit royalty due if sales exceed 5,000 units per year.

          Included in the consolidated financial statements are the accounts of Flora Fauna, Inc. (FFI), formerly known as Central Florida Lands & Timber, Inc., a wholly-owned subsidiary. FFI was an inactive subsidiary during 1996 and 1995. Effective December 31, 1994, but closing in January, 1995, FFI sold its horticultural nursery operation located in north central Florida for $257,730. The terms of the sale included cash of $91,365, which was received by the Company in January, 1995, and a promissory note from the Buyer in the amount of $166,365. The note originally carried an interest rate of 6% per annum and was payable in two equal annual installments of $91,520, including interest, on December 31, 1995 and 1996, respectively.

          In February, 1996, the remaining original note balance, plus accrued interest, was re-negotiated to $170,000. Of this amount, $125,000 was paid in February, 1996, leaving a balance due, at that time, of $45,000. The note contained a provision requiring the note signer to sell 16,876 shares of Optimax Industries, Inc. common stock, at the request of the Company, and apply the net proceeds toward the remaining note balance. During March, 1996, approximately one-third of the shares were sold for $15,278, which was credited to the balance of the note, with the remaining unpaid balance then equaling $29,722. Prior to December 31, 1996, the remaining shares were sold in transactions that resulted in the net proceeds applied to the note balance and the note being satisfied and cancelled.

          During 1995, the Company formed Switchgear Systems International, Inc. for the purpose of acquiring the assets of Switchgear Systems, Inc. The Company closed on the transaction and subsequently discovered material misrepresentations and fraudulent transactions relating to Switchgear Systems, Inc. and subsequently, rescinded the transaction. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined. See Note 6 which describes the pending litigation.

          On July 23, 1996, the Company acquired one hundred percent (100%) of the outstanding shares of capital stock of Vine Street Stores, Inc., ("Vine Street"), a privately-held, Massachusetts corporation and approximately twelve
(12) acres of developable, real property located in Colchester, Connecticut ("Colchester Property"), pursuant to a certain Agreement and Plan of Reorganization, dated May 3, 1996. The Company acquired Vine Street in exchange for 1,500,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. The Company purchased the Colchester Property in consideration of approximately $433,000 in cash and issuance of 1,280,000 shares of Series A Convertible Preferred Stock. The Preferred Stock was converted into common stock of the Company, based upon a one-for-one share conversion, pursuant to a Form S-3 registration statement that was declared effective on November 25, 1996.

          Concurrent with the closing of the Agreement and the consummation of the acquisitions of Vine Street and the Colchester Property, the Company successfully completed a private offering ("Private Offering") in August, 1996 of its securities in which it sold an aggregate of 1,500,000 units, each unit consisting of one (1) share of the Company's common stock, $.02 par value, and one (1) Class BB warrant at a Private Offering price of $1.25 per unit and from which the Company realized net proceeds of approximately $1,356,000. Of the net proceeds, approximately $433,000 was disbursed to complete the Colchester Property acquisition.

          On November 22, 1996, the Company, through a newly-formed and organized, wholly-owned subsidiary, Art Smart, Inc., a Nevada corporation, purchased certain personal property and business assets (the "Property") in connection with the Company's new giftware division. The purchase price for the Property was $215,641, of which $40,601 was paid in cash at closing and the remaining balance of $167,180 (giving effect to purchase price adjustments at closing) was evidenced by two promissory notes: one in favor of a senior secured lender in the principal amount of $112,305, payable in monthly installments for a period of 28 months; and a second promissory note in favor of a junior secured lender in the principal amount of $54,875, also payable in monthly installments for a period of 48 months. The Property, which was conveyed to the Company by bill of sale, consisted of certain manufacturing machinery and equipment, assorted office equipment and raw materials which are being utilized by the Company to manufacture picture framing and other giftware lines and are being sold on a wholesale and retail basis. The operations are being conducted by the Company under an assumed lease of a manufacturing facility located in Boston, Massachusetts.

          The Company's revenues separated by its lines of business are summarized as follows:

               Horticultural                      76.9%
               Truck Part Accessories              8.9%
               Giftware                           13.6%
               Other                                .6%
                                               ________
                                                 100.0%

          All material intercompany transactions and account balances have been eliminated in these consolidated financial statements. All references to "Optimax" or the "Company" refer to Optimax Industries, Inc. and subsidiaries on a consolidated basis.


     (B)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
          -----------------------------------------------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


     (C)  CASH AND CASH EQUIVALENTS
          -------------------------

          For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, which may include cash, money market funds and other short-term investments.


     (D)  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
          ------------------------------------

          The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectibility of existing specific accounts. Provisions for uncollectible accounts amounted to $13,245 and $129,172 for the years ended December 31, 1996 and 1995, respectively.


     (E)  INVENTORIES
          -----------

          Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of raw materials, manufactured and purchased goods, and growing foliage plants and nursery stock. Manufactured goods are valued using an average cost method and includes raw materials, direct labor and allocable overhead. Growing foliage plants and nursery stock are valued at specified percentages of their respective wholesale selling prices.


     (F)  PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated by straight-line and accelerated methods. Total depreciation for the years ended December 31, 1996 and 1995 was $104,402 and $108,373 respectively.


     (G)  INTANGIBLE ASSETS
          -----------------

          Amortizable assets are recorded at cost. Amortization is calculated by the straight-line method over the estimated useful lives of the assets. Total amortization for the years ended December 31, 1996 and 1995 was $1,926 and $0, respectively.


     (H)  INCOME TAXES
          ------------

          The Company has net operating loss carryovers of approximately $7,500,000 expiring in the year 2011. Recent changes in stock ownership or changes in control of the Company have reduced or eliminated the Company's ability to utilize these net operating loss carryovers. As of December 31, 1996, the Company has total deferred tax assets of approximately $1,125,000 due to the operating loss carryovers. However, because of the uncertainty of potential realization of the tax assets, the Company has provided a valuation allowance for the entire amount. Therefore, no tax assets have been recorded in the financial statements as of December 31, 1996 and 1995.


(2)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment at December 31, 1996 consist of the following:


          Property held for development               $ 2,029,831
          Land, building and building improvements        468,793
          Equipment                                       273,045
          Furniture, office equipment and computers       122,013
          Vehicles                                         59,206
                                                       __________
                                                        2,952,888

          Less: accumulated depreciation                ( 358,602)
                                                       __________

                                                      $ 2,594,286
                                                       ==========


(3)  SECURITIES OF THE COMPANY
     -------------------------

     The Company has 20,000,000 common shares and 5,000,000 preferred shares authorized. The Board of Directors has the right to issue common and preferred stock and designate the terms and preferences.

     In December, 1995, the Company issued 25,000 shares of its common stock, valued at $30,000, for the payment of professional services. During 1995, 515,624 shares of the Company's common stock were issued for $637,284 through various Form S-8 offerings and other private transactions. In addition, 200,000 shares of common stock were issued in connection with the acquisition of Taylor-Built Industries, Inc.

     In August, 1996, the Company successfully completed a private offering ("Private Offering") of its securities in which it sold an aggregate of 1,500,000 units, each unit consisting of one (1) share of the Company's common stock, $.02 par value, and one (1) Class BB warrant at a Private Offering price of $1.25 per unit and from which the Company realized net proceeds of approximately $1,356,000.

     As of December 31, 1996, the Company has warrants outstanding for the purchase of 1,929,124 shares of its common stock with conversion prices ranging from $1.25 to $22.10 per share.

     As of December 31, 1996, the Company has 132,500 stock options outstanding at exercise prices ranging from $1.50 per share to $15.63 per share.


(4)  NOTES PAYABLE
     -------------

     The following is a summary of notes payable at December 31, 1996:

          Mortgage notes payable to
          financial institutions, collateralized
          by certain real property located in
          Loxahatchee, Florida and certain
          business assets, payable in total
          monthly installments of $3,026, including
          principal and interest, at rates ranging
          from 8.5% to 10% per annum, due in
          full in the year 2014.                      $   269,688

          Notes payable to two separate entities,
          collateralized by inventory and certain
          equipment, payable in total monthly
          installments of $5,301, including
          principal and interest at rates of 8%
          and 9%, due through January, 2001.              164,059

          Note payable to a bank, collateralized
          by inventory.  The note matured on
          May 6, 1994, presently is in default and
          the total principal balance is currently
          due.                                            150,000

          Note payable to a former owner of one
          of the Company's subsidiaries.  The note
          matured, presently is in default and the
          remaining principal balance is currently
          due.                                             13,621
                                                       ----------

          Total notes payable                             597,368

          Less:  Current portion due within one year      218,842
                                                       ----------

                                                      $   378,526
                                                       ==========


     The Company has reached a tentative agreement with the U.S. Small Business Administration (SBA) relating to a real estate mortgage on property located in Loxahatchee, Florida. Under the terms of the agreement, the outstanding balance of the mortgage will be repaid in monthly installments of $2,691, commencing on June 19, 1997 at a fixed rate of 8.50%. The unpaid accrued interest on this mortgage will be converted into a new non-interest bearing note providing for monthly payments of $335, commencing on June 19, 1997.


     Aggregate maturities required on debt at December 31, 1996 are as follows:

                    Year                      Amount
                    ----                      ------
                    1997                     $  218,842
                    1998                         64,839
                    1999                         50,588
                    2000                         25,804
                    2001                         11,573
                       Thereafter               225,722
                                              _________
                                             $  597,368
                                              =========


(5)  NON-SUFFICIENT CHECKS RECEIVABLE
     --------------------------------

     During 1995, the Company, pursuant to a Form S-8 registration statement, issued 75,000 shares of common stock to a privately-held company in exchange for checks totalling $150,000, which were never accepted by the Company's bank due to non-sufficient funds. Of the total amount due, $38,100 was subsequently received. At December 31, 1995, the Company recorded a receivable for the remaining $111,900, plus a 5% penalty of $5,595, as allowable under Florida statutes, for these dishonored checks. An allowance for bad debts for the entire amount due of $117,495 has been provided. The Company has commenced a legal action against the privately-held company and one of its officers to recover the amount due. A contingency exists with respect to the potential recovery of any amount related to this matter, which cannot presently be determined.


(6)  LEGAL MATTERS
     -------------

     During 1994, a shareholder of the Company filed a lawsuit against the Company and certain of its officers and directors. In arriving at a settlement in 1995, the Company agreed to grant the shareholder the right to acquire 150,000 shares of the Company's common stock at $2 per share at any time during the succeeding five years. Furthermore, the Company agreed to register the underlying acquired shares, at the Company's expense, at any time during the period of the grant.

     The Company has been named as a defendant in a legal action instituted by a customer that alleges breach of contract on a plant installation project. The legal action claims unspecified damages for nonconforming plant materials. The Company has counterclaimed for breach of contract in the amount of $163,376, plus interest. The Company contends that the customer caused continual delays on the project, which, in turn, caused the plant material to overgrow and, subsequently, be deemed unacceptable for installation. The Company has been served with a demand for judgment totalling approximately $250,000. Under Florida law, if the demand is not paid and if a jury awards an amount of 25% or more than the demand amount, the Company would be liable for the plaintiff's legal costs and fees. The Company has responded that it will not agree with the demand. The Company's legal counsel has rendered an opinion that the Company has a defensible position, but that the outcome of this matter cannot reasonably be determined. Accordingly, the Company has not recorded a provision for this liability in the financial statements and a contingency exists with respect to this matter.

     In November, 1995, the Company and one of its subsidiaries were named as defendants in a civil action relating to the Company's decision to rescind the acquisition of certain assets and assumption of certain liabilities of Switchgear Systems, Inc., pursuant to an Asset Purchase and Sale Agreement, dated July 13, 1995. The plaintiff has claimed breach of contract and the Company has counterclaimed to enforce its election to rescind the transaction and to pursue remedies for damages, based upon the Company's assertion that it was induced, by fraud, to enter into the acquisition both by misrepresentation of material facts and by the omission, on the plaintiff's part, to disclose material information. The Company recorded a provision to writeoff the entire amount of its investment in the discontinued subsidiary during the year ended December 31, 1995. The Company's legal counsel believes that the plaintiff's claims are without merit and that the Company will ultimately prevail with its counterclaim. A contingency exists with respect to this matter.

     The Company and a director have been named as defendants in a lawsuit filed in March, 1996. The plaintiff alleges breach of contract for consulting and advisory services and seeks damages in the amount of $300,000. The Company deems the claim made to be without merit and the Company's legal counsel considers the likelihood of a material adverse judgment against the Company to be extremely remote. A contingency exists with respect to this matter.

     In the ordinary course of conducting its business, the Company may be subjected to loss contingencies arising from legal matters. Management believes the outcome of such matters, if any, will not have a material impact on the Company's financial position or results of future operations.


(7)  RELATED PARTY TRANSACTIONS
     --------------------------

     At December 31, 1995, the Company had advances totalling $24,319 due from related parties. These amounts were repaid, in full, during the year ended December 31, 1996.

     During 1994, a stockholder of the Company transferred certain real estate owned by the stockholder to the Company's independent certified public accountants as payment for past professional services. The properties were transferred based on fair market values at that time with equity of approximately $75,000. During 1995, the Company reimbursed the stockholder for the full amount of the previously transferred equity.

     The Company leases its corporate offices in Boston, Massachusetts from the President of the Company on a month-to-month basis at the rate of $750 per month. Rent paid by the Company amounted to $2,250 and $0 for the years ended December 31, 1996 and 1995, respectively.

     Prior to the commencement of an employment arrangement and during the year ended December 31, 1996, the President of the Company received $2,000 from the Company as payment for the rendering of professional accounting services.


(8)  LIABILITIES FOR PRODUCT WARRANTIES
     ----------------------------------

     In connection with the operation of the Company's former plant mitigation and installation business, the Company provided certain warranties to customers that the installed products would survive for certain specified periods. Based upon prior management's estimates, the Company recorded, during the calendar year ended December 31, 1995, a liability provision in the amount of $92,500 to cover possible future product warranty losses. In late 1995, the Company decided to cease accepting new plant mitigation and installation contracts due to its limited financial resources at that time. Subsequently, the Company did not experience any claims or losses relating to any prior product warranties. Accordingly, in light of the fact that the Company is no longer operating in this line of business, current management does not anticipate that the Company has any remaining liability for product warranties at December 31, 1996 and has eliminated any excess provision from the financial statements.


(9)  ADVANCES TO RELATED PARTIES
     ----------------------------------

     During 1995, the Company advanced $21,000 to an entity owned by a director of the Company, of which $16,000 was remaining owed to the Company at December 31, 1995. This advance was repaid, in full, during the year ended December 31, 1996.

     At December 31, 1995, the former President of the Company had been advanced the amount of $8,319. This advance was repaid, in full, during the months of January, 1996 through March, 1996, inclusive, by means of salary reductions.


(10) LEASE COMMITMENTS
     -----------------

     The Company, as lessee, has two non-cancellable leases for certain manufacturing and office facilities. The remainder of the Company's leased facilities are occupied on a month-to-month basis.

     The remaining annual minimum lease payments under the two non-cancellable operating leases existing as of December 31, 1996 are:

                    Year                      Amount
                    ----                      ------
                    1997                     $   37,697
                    1998                         14,364
                    1999                         14,364
                                                -------
                                             $   66,425
                                                =======


     Rent expense amounted to $56,895 during the year ended December 31, 1996.


(11) CONCENTRATION  OF CREDIT RISK
     -----------------------------

     The Company maintains cash and short-term, liquid investments at several financial institutions. The accounts are insured by either the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation, up to certain specified limits per financial institution. At December 31, 1996 and 1995, the Company's cash balances and short-term, liquid investments were fully insured.

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of unsecured, trade accounts receivable and are limited due to the large number of customers comprising the Company's customer base. The Company, in the ordinary course of business, grants credit to customers, generally without collateral. Consequently, the Company's ability to collect the amounts due from customers is affected by the economic conditions within the market or geographic area in which the customers are located. At December 31, 1996 and 1995, the Company had no significant accounts receivable concentrations of credit risk.



(12) EMPLOYMENT AGREEMENT
     --------------------

     The Company entered into a written Employment Agreement in 1996 with an individual to serve as President of the Company. The Agreement has a two-year evergreen term during which the Company has agreed to pay this individual a base salary of $100,000 per year, together with customary participation in management bonus plans to the extent they are implemented by the Company's Board of Directors. In addition, this individual is entitled to receive annually a number of Incentive Stock Options to be granted under the Company's proposed Stock Incentive Plan (the "Plan") sufficient to maintain the individual's ownership of the Company's equity securities equal to 8.3% of the total outstanding equity securities of the Company on a fully-diluted basis. The Agreement also provides for 24 months of compensation payable to the individual in the event his employment as President is terminated, either voluntarily or involuntarily, due to a change in control of the Company.

(13) FOURTH QUARTER ADJUSTMENTS
     --------------------------

     The Company made approximately $300,000 in adjustments, principally relating to the writedown of inventory, which were material to the fourth quarter.


(14) SUBSEQUENT EVENT
     ----------------

     On March 4, 1997, the Company consummated the purchase of an 18-acre nursery located in Homestead, Florida. The purchase included the real estate, and all structures and improvements, including irrigation systems, located on the property. The purchase price for the nursery was $482,000, of which approximately $283,000 was paid in cash at closing, with a balance of $199,000 evidenced by an eight percent promissory note payable in 48 monthly installments. In addition, the Company purchased the existing inventory on the nursery in consideration of future payments due upon liquidation of that inventory.

     The Homestead, Florida nursery was acquired by the Company through its newly-formed wholly-owned subsidiary, Flying Cow Farms II, Inc. The nursery will be utilized in a similar manner to its Loxahatchee, Florida nursery owned by Plants for Tomorrow, Inc.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

                                  MANAGEMENT

     Giving effect to the consummation of the Vine Street Acquisition, the executive officers and members of the Board of Directors of the Company and their respective ages and terms are as follows:



Name                              Age             Title
----------------------------------------------------------------------------
David W. Dube                    41               President, CEO, CFO and
                                                  Director

Stephen G. Calandrella           35               Director

Allan M. Huberman                54               Secretary
--------------------------------


No family relationship exists between or among any of the directors or officers of the Company.


          DAVID W. DUBE. Mr. Dube was a co-founder of Vine Street in 1995 and has been Treasurer, Chief Financial Officer and a Director since such time. From February, 1991, Mr. Dube had been the principal of Dube & Company, a financial consulting firm specializing in early stage financing, strategic financial planning and advisory services relating to mergers, acquisitions, capital formation and restructurings for private and public companies. From December, 1986 to February, 1991, Mr. Dube was Treasurer, Chief Financial Officer and a Director of Inland Credit Industries, Inc., a mortgage finance and investment firm. Mr. Dube currently is serving as a Director of American Stock Exchange publicly-traded Helmstar Group, Inc. (merchant bank, mortgage finance and real estate investments), two privately-held companies, FuTech Designs, Inc. (apparel and accessories design firm) and Good Earth Farms, Inc. (farm products retailer), and is also the managing partner of privately-held Rivendell Winery Associates, LLP (real estate development). Mr. Dube holds Bachelor of Science and Major of Science in Taxation degrees from Suffolk University a Master of Science degree in Accountancy from Bentley College and is a certified public accountant in the states of Massachusetts and New Hampshire.


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


          ALLAN M. HUBERMAN. Mr. Huberman was a co-founder of Vine Street in 1995 and has been President, Chief Executive Officer and a Director of Vine Street since such time. Mr. Huberman has been President and a Director of M. Huberman, Inc., a wholesale foliage grower, since 1975 and was General Manager and a Director of such firm from 1958 to 1975. Mr. Huberman has also been serving as Chief Executive Officer of Good Earth Farms, Inc., a farm products retailer, since 1995. From 1985 to 1994, Mr. Huberman was Advisory Chairman to the Massachusetts Joint Committee on Natural Resources and Agriculture. In addition, Mr. Huberman served on the National Advisory Committee on Horticulture of the American Farm Bureau Federation from 1986 to 1990 and was President of the Massachusetts Flower Growers Association from 1980 to 1986. Mr. Huberman attended Drew University and Boston University.


          Directors of the Company serve until the Company's next annual meeting of stockholders, and thereafter for such term as they may be re-elected to serve.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


          Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to report in this Annual Report any failure to file by these dates during 1995 and 1996. Based upon information furnished to the Company, all of these filing requirements were satisfied by its Officers and Directors and ten percent holders.


ITEM 10.  EXECUTIVE COMPENSATION.


     The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by, or paid to the Company's Chief Executive Officer.

                                                    TABLE 1


                                          SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------
                                          SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------

                                                                          Long Term Compensation
                  Annual Compensation                              Awards                        Payouts
           ---------------------------------                         ---------------------------------
                                                       Other
Name                                                  Annual     Restricted
and                                                   Compen-       Stock               LTIP    All Other
Principal                         Salary     Bonus    sation      Award(s)   Option/   Payouts  Compensa-
Position                 Year       ($)       ($)       ($)          ($)     SARs(#)     ($)    tion ($)
----------               -----    -------   -------   -------      -------   -------   -------   -------
David W. Dube,           1996     $15,385     -0-       -0-          -0-       -0-       -0-       -0-
     President

Paul Stevens,            1996     $     0     -0-       -0-          -0-       -0-       -0-       -0-
     Former President    1995     $84,000     -0-       -0-          -0-       ***       -0-       -0-
                         1994     $84,000     -0-       -0-          -0-     500,000     -0-       -0-

<F1> All executive officers of the Company participate in the Company's group health insurance plan.  However, no executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

EMPLOYMENT AGREEMENTS WITH CURRENT PRESIDENT


          The Company entered into a written Employment Agreement in 1996 with David W. Dube to serve as President of the Company. The Agreement has a two-year evergreen term during which the Company has agreed to pay Mr. Dube a base salary of $100,000 per year, together with customary participation in management bonus plans to the extent they are implemented by the Company's Board of Directors. In addition, Mr. Dube is entitled to receive annually a number of Incentive Stock Options to be granted under the Company's proposed Stock Incentive Plan (the "Plan") sufficient to maintain Mr. Dube's ownership of the Company's equity securities equal to 8.3% of the total outstanding equity securities of the Company on a fully-diluted basis. The Agreement also provides for 24 months of compensation payable to Mr. Dube in the event his employment as President is terminated, either voluntarily or involuntarily, due to a change in control of the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


          The following table sets forth as of March 31, 1997 the stock ownership of (i) each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) all officers individually, and (iii) all directors individually. Each person has sole voting and investment power with respect to the shares shown, except as noted.



                                             SHARES BENEFICIALLY OWNED
TITLE OF        NAME & ADDRESS              --------------------------
CLASS           OF BENEFICIAL OWNER        NUMBER<F2>       PERCENT<F1>
--------        -------------------        ----------       -----------
$.02 par value   David W. Dube<F3>           500,000         8.3%
Common Stock     132 Lincoln Street
                 Boston, MA  02111

  "              Allan M. Huberman<F4>       500,000         8.3%
                 132 Lincoln Street
                 Boston, MA  02111

  "              Stephen G.
                 Calandrella<F5>             327,691         5.3%
                 4465 Northpark Drive
                 CO Springs, CO  80907

  "              All directors and
                 officers                    827,691        13.5%
                 as a group (2 persons)
     ------------------------------

<F1> Shares not outstanding but being beneficially owned by virtue of the individual's right to acquire them as of the Record Date, or within sixty
     (60) days of such date, are treated as outstanding when determining the percent of the class owned by such individual.

<F2> Gives effect to the conversion of 1,280,000 shares of Convertible
     Preferred Stock into 1,280,000 shares of Common Stock on November 22,
     1996.

<F3> Mr. Dube is President, Chief Executive Officer and Director of both the
     Company and Vine Street. Reflects shares of Common Stock issued in connection with the acquisition of Vine Street Stores, Inc.

<F4> Mr. Huberman is a Director of Vine Street Stores, Inc.  Reflects shares of Common Stock issued in the Company's acquisition of that subsidiary.

<F5> Mr. Calandrella is a Director and former Chief Financial Officer of the
     Company. Includes 55,000 shares of Common Stock, 100,000 Class BB Warrants and non-qualified stock options exercisable to purchase an additional 25,000 shares of Common Stock at an exercise price of $1.50 per share owned by Mr. Calandrella. Also includes 135,191 shares of Common Stock and 12,500 Class BB Warrants owned by Rockies Fund, Inc., of which Mr. Calandrella is an officer and director and would be deemed to exercise shared voting and investment power with respect to such securities. Mr. Calandrella disclaims beneficial ownership of the securities owned by Rockies Fund, Inc. for purposes of Section 16 of the Securities Exchange Act of 1934.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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


FINANCIAL ADVISORY AGREEMENT


     On March 12, 1996, the Company entered into a Financial Advisory Agreement with Allan H. Applestein pursuant to which Mr. Applestein agreed to provide certain financial advisory services to the Company in connection with the Company's efforts to seek additional financing as well as merger or acquisition opportunities. Mr. Applestein is a principal of the D.C.A. Grantor Trust. In consideration of his financial advisory services, the Company granted to Mr. Applestein 75,000 shares of Common Stock and BB Warrants exercisable to purchase, in the aggregate, an additional 100,000 shares of Common Stock at an exercise price of $3.00 per share. The foregoing securities were "restricted securities" under the Securities Act of 1933, as amended, but carried customary participatory or piggyback registration rights. The Financial Advisory Agreement terminated on December 31, 1996.


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

     On March 12, 1996, the Company granted and issued to Keith Prim Non-Qualified Stock Options exercisable to purchase 50,000 shares at an exercise price of $1.50 per share. Mr. Prim was formerly an executive officer of Taylor-Built Industries, Inc. and the foregoing Options were granted in consideration of his past services to that subsidiary.

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


LOAN TO OFFICER AND DIRECTOR


     During 1995, the Company loaned to Paul Stevens the sum of approximately $42,000. The loan was unsecured and due on demand. However, throughout the remainder of 1995, the Company continued to suffer from a lack of liquidity and capital resources and was unable to pay Mr. Stevens' salary as President of the Company on a continuing basis. As a result, the loan to Mr. Stevens was off-set, in part, by accrued and unpaid salary.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


FINANCIAL STATEMENTS


The following financial statements are filed herewith as part of this report:

          Report of Independent Certified Public Accountants

          Balance Sheets - December 31, 1996 and 1995

          Statements of Operations - Years ended December 31, 1996 and 1995

          Statements of Stockholders' Equity - Years ended December 31, 1996 and 1995

          Statements of Cash Flows - Years ended December 31, 1996 and 1995

          Notes to Financial Statements


CURRENT REPORTS ON FORM 8-K


     The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.


EXHIBITS



Exhibit No. Title
----------  --------------------------------------------------------------
2.1<F1>     Contract for Sale and Purchase dated September 16, 1992
            (acquisition of Central Florida Lands & Timber, Inc.);

2.2<F2>     Asset Purchase and Sale Agreement dated July 29, 1994 (Sale of
            CFLT).

2.3<F3>     Exchange Agreement Dated as of February 9, 1995 between Optimax
            Industries, Inc. and Plants For Tomorrow, Inc.;

2.4<F4> Agreement and Plan of Reorganization dated January 20, 1995 between Taylor-Built Industries, Inc. and Optimax Industries,
            Inc. and Polyphase Corporation;

2.5<F5>     Asset Purchase and Sale Agreement dated as of July 31, 1995
            (Switchgear)

3(i).1<F6>  Amended and Restated Articles of Incorporation and Certificate of
            Correction;

3(i).2<F3>  Articles of Amendment dated October 19, 1994 (increasing par value of Common Stock to $0.02 per share);

3(i).3<F3>  Articles of Amendment dated January 10, 1995 (name change);

3(ii)<F6>   Bylaws;

10.1<F7>    Employment Agreement with Paul Stevens effective January 1, 1994;

10.2<F6>    Warrant Agreement with Respect to the Class BB Warrants;

10.3<F8>    Neuman & Cobb, 1994 Consultation and Warrant Compensation
            Agreement dated October 3, 1994;

10.4<F9>    Swiss Euro Fund, Inc., 1995 Consultation and Warrant Compensation
            Agreement;

10.5<F9>    World Entertainment, Inc., 1995 Consultation and Warrant
            Compensation Agreement;

10.6<F3>    Agreement For Settlement of Litigation and Grant of Warrant dated
            March 20, 1995;

10.7<F10>   Charles V. Lemmon 1995 Consultation and Warrant Compensation
            Agreement;

21          Subsidiaries of the Company.
__________________________________

<F1> Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1992.

<F2> Incorporated by reference from the Proxy Statement for Annual Meeting of
     Shareholders held January 5, 1995 and from current report on Form 8-K dated January 20, 1995.

<F3> Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1994.

<F4> Incorporated by reference from current report on Form 8-K dated February
     13, 1995.

<F5> Incorporated by reference from current report on Form 8-K dated July 31,
     1995.

<F6> Incorporated by reference from an amendment to the Company's registration statement on Form S-1, Commission file no. 33-38531, filed with the Commission on the date specified.

<F7> Incorporated by reference from annual report on Form 10-KSB for the year ended December 31, 1993.

<F8> Incorporated by reference from the Company's registration statement on
     Form S-8, S.E.C. File Number 0-19082 filed October 26, 1994.

<F9> Incorporated by reference from the Company's two (2) registration statements on Form S-8, SEC File Number 0-19082 filed March 20, 1995.

<F10>     Incorporated by reference from the Company's two (2) registration statements on Form S-8, SEC File Number 0-19082 filed August 10,
          1995.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OPTIMAX INDUSTRIES, INC.



Date:     4/15/97                       /s/ David W. Dube
          --------------------          ---------------------------------
                                        David W. Dube, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title               Date
---------                                  -----               ----

                                    President, Director
                                 (Chief Executive Officer,
/s/ David W. Dube                Chief Accounting Officer)    4/15/97
---------------------------      -------------------------  -----------
David W. Dube



/s/ Allan M. Huberman                    Secretary            4/15/97
---------------------------     --------------------------  ----------
Allan M. Huberman



/s/ Stephen G. Calandrella               Director             4/15/97
---------------------------     --------------------------  ----------
Stephen G. Calandrella