Form 10KSB/A
period 1996-12-31
OPTIMAX INDUSTRIES INC
filed 1997-05-07
CIK 824103

                                FORM 10-KSB/A-1

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

          Based on the foregoing, the net loss for the year ended December 31, 1996 of $349,278 compares favorably to a net loss of $1,858,668 for the year ended December 31, 1995. Correspondingly, the Company's loss per share decreased from $(1.64) in 1995 to $(.06) in 1996, a decrease of $(1.58) or 96.3%.

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

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                1996           1995
---------------------------------------------------------------------------
Sales                                     $     470,518  $    454,857
Cost of sales                                   292,006       777,375
                                            ___________  ____________
Gross profit (Loss)                             178,512      (322,518)
                                            ___________  ____________

Expenses
  Bad debts                                      13,244       129,172
  Nonsufficient checks received
     (Note 5)                                         -       117,495
  Depreciation and amortization                 102,438       108,373
  Loss from investment write-off
     (Note 1)                                         -       223,980
  Salaries, not included in cost
     of sales                                   152,918       263,153
  Loss from writedown of inventory              155,176            --
  Other operating expenses                      298,370       631,867
                                            ___________  ____________
  Total expenses                                722,146     1,474,040
                                            ___________  ____________

Net loss before other income
  (expenses) and provision for
  state income taxes                           (543,634)   (1,796,558)

Other income (expenses)
  Interest expense, net of income                (1,451)      (36,019)
  Gain on settlements ot trade payables         216,921             -
  Loss on disposition of equipment              (20,328)      (26,091)
                                            ___________  ____________
  Total other income (expenses)                 195,142       (62,110)
                                            ___________  ____________
Net loss before provision for
  state income taxes                           (348,492)   (1,858,668)

Provision for state income taxes                    786             -
                                            ___________  ____________


NET LOSS                                  $    (349,278) $ (1,858,668)
                                            ===========  ============

NET LOSS PER SHARE                        $       (0.06) $      (1.64)

WEIGHTED AVERAGE SHARES OUTSTANDING       $   3,126,591     1,132,779
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

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            -------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                1996           1995
---------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net (loss)                              $    (349,278) $ (1,858,668)
  Adjustments to reconcile net (loss)
     to net cash used
     in operating activities
       Depreciation and amortization            102,438       108,373
       Gain on settlement of trade
          payables                             (216,921)            -
       Loss on disposition of equipment          20,328             -
       Increase (decrease) in accounts
          payable and accrued expenses         (210,030)      361,462
       Decrease in outstanding checks
          in excess of amounts
          reported by banks                      (5,786)            -
       Stock issued for professional
          services                                    -        30,000
       Increase (decrease) in accounts
          receivable                           (105,654)      266,507
       Decrease in contract retainage            18,470             -
       Decrease in inventories                   44,795        91,371
       (Increase) decrease in prepaid
          expenses                               (6,225)       84,573
                                             __________    __________
Net cash (used in) operating activities        (707,863)     (916,382)
                                             __________    __________
Cash Flows from Investing Activities:
  (Acquisition) disposition of
     property, plant and equipment           (2,158,459)      308,172
  Decrease in notes receivable                  170,000        87,730
  Increase in organization costs                (21,959)            -
  Advances to related parties                    24,319       (24,319)
  Increase in security deposits                  (6,607)            -
                                          _____________ _____________
Net cash provided by (used in)
  investing activities                       (1,992,706)      371,583
                                             __________    __________
Cash Flows from Financing Activities:
  Issuance of common stock and
     capital contributions                    2,900,206       637,284
  Repayment of advances from
     related parties                            (42,256)      (55,285)
  Issuance of notes payable                     160,399             -
  Repayment of notes payable                     (4,913)      (93,021)
                                             __________    __________
Net cash provided by
  financing activities                        3,013,436       488,978
                                             __________    __________
Increase (Decrease) in Cash                     312,867       (55,821)

Cash, January 1,                                      -        55,821
                                             __________    __________
Cash, December 31,                        $     312,867  $          -
                                             ==========    ==========
Interest Paid                             $           -  $          -
                                             ==========    ==========
Income Taxes Paid                         $           -  $          -
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


     (F)  PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated by straight-line and accelerated methods. Total depreciation for the years ended December 31, 1996 and 1995 was $102,438 and $108,373 respectively.


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



Date:     05/07/97                      /s/ David W. Dube
          --------------------          ---------------------------------
                                        David W. Dube, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title               Date
---------                                  -----               ----

                                    President, Director
                                 (Chief Executive Officer,
/s/ David W. Dube                Chief Accounting Officer)   05/07/97
---------------------------      -------------------------  -----------
David W. Dube



/s/ Allan M. Huberman                    Secretary           05/07/97
---------------------------     --------------------------  ----------
Allan M. Huberman



/s/ Stephen G. Calandrella               Director            05/07/97
---------------------------     --------------------------  ----------
Stephen G. Calandrella