Form 10QSB
period 1997-03-31
OPTIMAX INDUSTRIES INC
filed 1997-05-16
CIK 824103

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                               --------------

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
       For the transition period from                to
                                      --------------    ----------------

                        Commission file number 0-19082

                           OPTIMAX INDUSTRIES, INC.
                           ------------------------
       (Exact Name of small business issuer as Specified in its Charter)

   Colorado                                                84-1059458
-------------------                                   -----------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                     Identification number

132 Lincoln Street, Boston, Massachusetts                       02111
-----------------------------------------             -----------------------
     (Address of Principal Offices)                            (Zip Code)

Registrant's telephone number, including area code:              (617) 695-2950
                                                                 --------------

                16361 Norris Road, Loxahatchee, Florida  33470
        ---------------------------------------------------------------
        (Former name, former address and dormer fiscal year, if changed since last report.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997, Registrant had 6,020,591 shares of common stock, $ .02 par value, outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of
                    December 31, 1996 and March 31, 1997 (Unaudited)

               Consolidated Statement of Operations, Three Months
                    Ended March 31, 1996 and 1997 (Unaudited)

               Consolidated Statement of Cash Flows, Three Months
                    Ended March 31, 1996 and 1997 (Unaudited)

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

     Item 3.        Defaults Upon Senior Securities

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                              March 31,    December 31,
                                                1997           1996
                                            -------------  -------------
                                             (unaudited)
Current assets
  Cash                                    $     179,107   $     312,867
  Accounts receivable, net of allowance
     for doubtful accounts of $ 0 and
     $ 2,500                                    156,262         181,506
  Inventories                                   796,640         300,811
  Prepaid expenses                               73,330           8,549
                                           ------------    ------------

  Total current assets                        1,205,339         803,733

Property and equipment, net of
  accumulated depreciation
  of $ 380,158 and $ 358,602                  3,169,399       2,594,286
Goodwill, net of accumulated
  amortization of $ 26,303
  and $ 23,380                                  149,048         151,971
Organization costs, net of accumulated
  amortization of $ 3,499 and $ 1,926            29,120          21,959
Security deposits and other assets               10,581           6,607
                                           ------------    ------------

Total assets                              $   4,563,487   $   3,578,556
                                           ============    ============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                              March 31,    December 31,
                                                1997           1996
                                            -------------  -------------
                                             (unaudited)
Current liabilities
  Payroll taxes payable                   $     171,223   $     182,053
  Accounts payable and accrued expenses         392,548         335,963
  Current portion of notes payable            1,224,043         218,842
                                           ------------    ------------

Total current liabilities                     1,787,814         736,858

Long-term liabilities
  Notes payable, net of current portion         548,055         378,526
                                           ------------     -----------
Total liabilities                             2,335,869       1,115,384
                                           ------------    ------------
Stockholders' equity
  Preferred shares - $.001 par value,
     5,000,000 shares authorized;
     none issued and outstanding                      -               -
  Common shares - $.02 par value,
     20,000,000 shares authorized;
     6,020,591 issued and outstanding           120,412         120,412
  Additional paid-in capital                  9,863,583       9,864,750
  Accumulated deficit                        (7,756,377)     (7,521,990)
                                           ------------    ------------
Total stockholders' equity                    2,227,618       2,463,172
                                           ------------    ------------

Total liabilities and
  stockholders' equity                    $   4,563,487   $   3,578,556
                                           ============    ============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
            ------------------------------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     For the three months ended March 31,
                                  (unaudited)

                                                1997           1996
                                                ----           ----

Sales                                     $     238,845   $     103,402
Cost of sales                                   142,549          67,766
                                           ------------    ------------
Gross profit                                     96,296          35,636

Operating expenses
  Depreciation and amortization                  26,061          18,953
  Salaries, not included in cost of
     sales                                      102,263          66,595
  Other operating expenses                      200,796          48,649
                                           ------------    ------------
  Total operating expenses                      329,120         134,197
                                           ------------    ------------
Net loss before other income (expenses)        (232,824)        (98,561)

Other income (expense)
  Interest expense, net of income                (1,563)         (1,869)
  Other non-operating income                          -          21,499
                                           ------------    ------------
  Total other income (expense)                   (1,563)         19,630
                                           ------------    ------------

Net loss                                  $    (234,387)  $     (78,931)
                                           ============    ============

Net loss per share                        $        (.04)  $        (.05)
                                           ============    ============

Weighted average shares outstanding           6,020,591       1,703,091
                                           ============    ============

            OPTIMAX INDUSTRIES, INC. AND  CONSOLIDATED SUBSIDIARIES
            -------------------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the three months ended March 31,
                                  (unaudited)
                                                1997           1996
                                                ----           ----
Cash flows from operating activities:
Net loss                                  $    (234,387)  $     (78,931)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                  26,061          18,952
  Increase in accounts payable and
     accrued expenses                            45,755               -
  Decrease in accounts receivable                25,244               -
  Increase in inventories                      (495,829)              -
  Increase in prepaid expenses                  (64,781)              -
                                           ------------    ------------
Net cash used in operating activities          (697,937)        (59,979)
                                           ------------    ------------
Cash flows from investing activities:
  (Acquisition) disposition of property
     and equipment                             (596,668)         21,930
  Increase in organization costs                 (8,734)              -
  Increase in security deposits and
     other assets                                (3,984)              -
                                           ------------    ------------
Net cash provided by (used in)
  investing activities                         (609,386)         21,930
                                           ------------    ------------
Cash flows from financing activities:
  Issuance of common stock and capital
     contributions                                    -          15,278
  Payment of deferred financing costs            (1,167)              -
  Issuance of notes payable                   1,186,614          39,602
  Repayment of notes payable                    (11,884)              -
                                           ------------    ------------
Net cash provided by financing activities     1,173,563          54,880
                                           ------------    ------------
Increase (decrease) in cash                    (133,760)         16,831

Cash, January 1,                                312,867          (5,786)
                                           ------------    ------------
Cash, March 31,                           $     179,107   $      11,045
                                           ============    ============

Interest paid                             $           -   $           -
                                           ============    ============

Income taxes paid                         $           -   $           -
                                           ============    ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. and its four (4) wholly-owned operating divisions: horticultural, giftware, truck part accessories and property development (hereinafter referred to as the "Company"). The balance sheet at March 31, 1997 and the statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, respectively, have been prepared by the Registrant without audit.

In the opinion of management, all adjustments (which include only normal recurring transactions) necessary to present fairly the financial position, results of operations and cash flows and changes in stockholders' equity for all periods presented have been made. Balance sheet information at December 31, 1996 was derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB.

Liquidity and Capital Resources:  March 31, 1997 versus December 31, 1996

The Company's assets increased from $ 3,578,556 at December 31, 1996 to $ 4,563,487 at March 31, 1997, an increase of $ 984,931. This increase was principally attributable to the acquisition of eighteen (18) acres of real property, to be utilized as a plant foliage nursery, located in Homestead, Florida, and the initial purchase of an inventory of foliage plants to be
finished and sold from the Homestead, Florida nursery.   The Company's
cash decreased from $ 312,867 at December 31, 1996 to $ 179,107 at March 31, 1997 resulting principally from the investment of cash resources into the Company's various operating divisions. Accounts receivable decreased from $ 181,506 at December 31, 1996 to $ 156,262 at March 31, 1997.

Inventories increased from $ 300,811 at December 31, 1996 to $ 796,640 at March 31, 1997, resulting from additional purchases of foliage plants at the Loxahatchee, Florida nursery, the initial purchase of an inventory of foliage plants at the Homestead, Florida nursery and an increase in raw materials and work-in-process inventory at the Boston, Massachusetts giftware facility. Current assets increased from $803,733 at December 31, 1996 to $ 1,205,339 at March 31, 1997, resulting from expanded business operations and new business developments.

The Company's investment in property, plant and equipment increased from $ 2,594,286 at December 31, 1996 to $ 3,169,339 at March 31, 1997, an
increase of $ 575,053. This increase was principally attributable to the acquisition of eighteen (18) acres of real property, to be utilized as a plant foliage nursery, located in Homestead, Florida, the purchase of equipment and vehicles for utilization at the Homestead, Florida nursery and continuing renovations and improvements to the Loxahatchee, Florida nursery.

The Company's liabilities increased from $ 1,115,384 at December 31, 1996 to $ 2,335,869 at March 31, 1997, an increase of $ 1,220,485. This increase is principally attributable to the issuance of various notes payables for the acquisition of the Homestead, Florida real property, initial foliage plant inventory at the Homestead, Florida nursery and general working capital for the Company's operating divisions.

The Company's working capital decreased from $ 66,875 at December 31, 1996 to a deficit of $(582,475) at March 31, 1997. The Company's current ratio decreased from 1.09 at December 31, 1996 to .7 at March 31, 1997.

Stockholders' equity decreased from $ 2,463,172 at December 31, 1996 to $ 2,227,618 at March 31, 1997, a decrease of $ 235,554, attributable to the Company's net loss for the three month period ended March 31, 1997. The Company's ability to recommence previously suspended operations and undertake new business activities are expected to have a positive impact upon its future results of operations.

Other than the foregoing, the Company knows of no trends, demands, commitments or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way and the Company knows of no material trends, demands, commitments, events or uncertainties that will result in or that are reasonable likely to result in a change in the mix or cost of such resources.

Material Changes in Results of Operations

The Company's sales were $ 238,845 and $ 103,412 for the three month periods ended March 31, 1997 and 1996, respectively. The sales increase was principally attributable to product sales in 1997 of the Company's new subsidiaries, Vine Street Stores, Inc. (horticultural products) and Art Smart, Inc. (giftware products), as of July 23, 1996 and November 15, 1996, respectively, for which there were no operations or sales during the comparable prior reporting period.

Gross profits were $ 96,296 (40.3% of sales) and $ 35,636 (34.4% of sales) for the three month periods ended March 31, 1997 and 1996, respectively. The related percentage improvements were principally attributable to the introduction of new merchandise products, lower raw material costs for inventories resulting from purchase volume discounts and improved financial management controls.

Operating and non-operating expenses, exclusive of interest income and expense, were $ 329,120 and $ 112,668 for the three month periods ended March 31, 1997 and 1996, respectively, an increase of $ 216,452. The Company is aggressively investing its available cash resources into sales and marketing activities for its various operating divisions, particularly for its horticultural and giftware products. The Company aggressively implements and monitors cost containment programs and expects to continue with these measures in order to further control the Company's operating expenses.

The Company's net losses were $ (234,387) and $ (78,931) for the three months ended March 31, 1997 and 1996, respectively. Although the net loss for the comparable prior reporting period increased by $ 155,456, net loss per share decreased from $ (.05) for the three months ended March 31, 1996 to $ (.04) for the three months ended March 31, 1997.

Other than the foregoing, the Company knows of no trends, demands or uncertainties that will result in or are reasonably likely to result in a change in the Company's operations.

Subsequent Event

On March 4, 1997, the Company consummated the purchase of an eighteen (18) acre nursery located in Homestead, Florida. The purchase included the real estate, and all structures and improvements, including irrigation systems, located on the property. The purchase price for the nursery was $ 482,000, of which approximately $ 283,000 was paid in cash at closing, with a balance of $ 199,000 evidenced by an eight percent promissory note payable in forty-eight
(48) monthly installments. In addition, the Company purchased the existing inventory on the nursery in consideration of future payments due upon liquidation of that inventory.

The Homestead, Florida nursery was acquired by the Company through its newly-formed wholly-owned subsidiary, Flying Cow Farms II, Inc. The nursery will be utilized in a similar manner to its Loxahatchee, Florida nursery owned by Plants for Tomorrow, Inc.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS
               -----------------

               None.

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

                                        OPTIMAX INDUSTRIES, INC.

Dated:  May 16, 1997                    By:  /s/ David W. Dube
       -------------                    -----------------------------
                                             David W. Dube, President