Form 10QSB
period 1997-06-30
OPTIMAX INDUSTRIES INC
filed 1997-08-19
CIK 824103

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
     For the transition period from _______________ to __________________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1997, Registrant had 6,020,591 shares of common stock, $ .02 par value, outstanding.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of June 30, 1997
               (Unaudited) and December 31, 1996

               Consolidated Statement of Operations, Three Months
               Ended June 30, 1997 and 1996

               Consolidated Statement of Operations, Six Months
               Ended June 30, 1997 and 1996 (Unaudited)

               Consolidated Statement of Cash Flows, Three Months
               Ended June 30, 1997 and 1996 (Unaudited)

               Consolidated Statement of Cash Flows, Six Months
               Ended June 30, 1997 and 1996 (Unaudited)

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

     Item 4.        Submission of Matters to a Vote of Security Holders

     Item 5.        Other Information

     Item 6.        Exhibits and Reports on Form 8-K

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                             June 30,       December 31,
                                               1997             1996
                                            (unaudited)
                                          ---------------   -------------
Current assets
  Cash                                      $    48,159     $   312,867
  Accounts receivable, net of allowance
     for doubtful accounts of $ 0 and
     $ 2,500                                    183,935         181,506
  Inventories                                   734,518         300,811
  Prepaid expenses                               63,663           8,549
                                           ------------    ------------

  Total current assets                        1,030,275         803,733

Property and equipment, net of
  accumulated depreciation
  of $ 380,158 and $ 358,602                  3,204,597       2,594,286
Goodwill, net of accumulated
  amortization of $ 26,303
  and $ 23,380                                  146,126         151,971
Organization costs, net of accumulated
  amortization of $ 3,499 and $ 1,926            27,489          21,959
Security deposits and other assets                9,954           6,607
                                           ------------    ------------

Total assets                                $ 4,418,441     $ 3,578,556
                                            ===========     ===========

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                            June 30,       December 31,
                                              1997             1996
                                           (unaudited)
                                          -------------    -------------
Current liabilities
  Payroll taxes payable                    $   173,575      $   182,053
  Accounts payable and accrued expenses        669,894          335,963
  Current portion of notes payable           1,505,684          218,842
                                          ------------     ------------

Total current liabilities                    2,349,153          736,858

Long-term liabilities
  Notes payable, net of current portion        551,538          378,526
                                          ------------      -----------
Total liabilities                            2,900,691        1,115,384
                                          ------------     ------------
Stockholders' equity
  Preferred shares - $.001 par value,
     5,000,000 shares authorized;
     none issued and outstanding                     -                -
  Common shares - $.02 par value,
     20,000,000 shares authorized;
     6,020,591 issued and outstanding          120,412          120,412
  Additional paid-in capital                 9,863,583        9,864,750
  Accumulated deficit                       (8,466,245)      (7,521,990)
                                          ------------     ------------
Total stockholders' equity                   1,517,750        2,463,172
                                          ------------     ------------

Total liabilities and
  stockholders' equity                     $ 4,418,441      $ 3,578,556
                                           ===========      ===========

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      For the three months ended June 30,
                                  (unaudited)

                                               1997            1996
                                          ---------------  -------------
Sales                                      $   366,903      $   40,967
Cost of sales                                  379,120          38,286
                                         -------------   -------------

Gross profit                                   (12,217)          2,681

Operating expenses
  Depreciation and amortization                 36,344          15,100
  Salaries, not included in cost of
    sales                                      373,110          66,638
  Other operating expenses                     265,682          60,463
                                          ------------    ------------
  Total operating expenses                     675,136         142,201
                                          ------------    ------------
Net loss before other income (expenses)       (687,353)       (139,520)

Other income (expense)
  Interest expense, net of income              (22,695)         (2,718)
  Other non-operating income                       181          17,133
                                          ------------    ------------
  Total other income (expense)                 (22,514)         14,415
                                          ------------    ------------

Net loss                                   $  (709,867)     $ (125,105)
                                           ===========      ==========

Net loss per share                         $      (.12)     $     (.07)
                                           ===========      ==========

Weighted average shares outstanding          6,020,591       1,703,091
                                             =========       =========

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                       For the six months ended June 30,
                                  (unaudited)

                                               1997            1996
                                          ---------------  -------------
Sales                                      $   605,748      $  144,369
Cost of sales                                  521,669         106,052
                                               -------         -------
Gross profit                                    84,079          38,317

Operating expenses
  Depreciation and amortization                 62,405          34,053
  Salaries, not included in cost of sales      475,373         133,233
  Other operating expenses                     466,478          69,511
                                          ------------    ------------
    Total operating costs                    1,004,256         236,797

Net loss before other income (expenses)       (920,177)       (198,480)

Other income (expense)
  Interest expense, net of income              (24,258)         (4,587)
  Other non-operating income                       181          38,632
                                          ------------    ------------
    Total other income (expense)               (24,077)         34,045

Net loss                                   $  (944,254)     $ (164,435)
                                           ===========      ==========

Net loss per share                         $      (.16)     $     (.05)
                                           ===========      ==========

Weighted average shares outstanding          6,020,591       3,288,700
                                             =========       =========

            OPTIMAX INDUSTRIES, INC. AND  CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the three months ended June 30,
                                  (unaudited)
                                               1997            1996
                                          ---------------  -------------
Cash flows from operating activities:
Net loss                                   $  (709,867)     $ (125,105)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                 36,344          15,100
  Increase in accounts payable and
    accrued expenses                           279,698         125,761
  Increase (decrease) in accounts
    receivable                                 (27,673)         26,222
  Decrease in inventories                       62,122             722
  Decrease (increase) in prepaid
    expenses and other assets                    9,667         (49,393)
                                          ------------    ------------
Net cash used in operating activities         (349,709)         (6,693)
                                          ------------    ------------
Cash flows from investing activities:
  (Acquisition) disposition of
    property and equipment                     (66,981)          3,788
  Decrease in security deposits and
    other assets                                   617           1,756
                                          ------------    ------------
Net cash (provided by) used in
  investing activities                         (66,364)          5,544
                                          ------------    ------------
Cash flows from financing activities:
  Issuance of notes payable                    377,501               -
  Repayment of notes payable                   (92,376)          3,906
                                          ------------    ------------
Net cash provided by financing
  activities                                   285,125           3,906
                                          ------------    ------------
Increase (decrease) in cash                   (130,948)          2,757

Cash, April 1,                                 179,107          11,045)
                                          ------------    ------------
Cash, June 30,                             $    48,159          13,802
                                          ============    ============

Interest paid                              $    36,945      $   13,802
                                          ============    ============

Income taxes paid                          $         -      $        -
                                          ============    ============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the six months ended June 30,
                                  (unaudited)

                                               1997            1996
                                          ---------------  -------------
Cash flows from operating activities
  Net loss                                 $  (944,254)     $ (164,435)
  Adjustments to reconcile net loss to
    cash used in operating activities:

  Depreciation and amortization                 62,405          34,053
  Increase in accounts payable and
    accrued expenses                           325,453          81,118
  Increase in accounts receivable               (2,429)        (23,444)
  (Increase) decrease in inventories          (433,707)          9,199
  (Increase) decrease in prepaid
    expenses and other assets                  (55,114)         36,439
                                          ------------    ------------
Net cash used in operating activities       (1,047,646)        (27,070)
                                          ------------    ------------

Cash flows from investing activities:
  (Acquisition) disposition of property
    equipment                                 (663,649)        (25,718)
  Increase in organization costs                (8,734)              -
  (Increase) decrease in security
    deposits and other assets                   (3,367)          1,756
                                          ------------    ------------
Net cash used in investing activities         (675,750)         27,474
                                          ------------    ------------
Cash flows from financing activities:
  Issuance of common stock and capital
    contributions                                    -          15,278
  Payment of deferred financing costs           (1,167)              -
  Issuance of notes payable                  1,564,115           3,906
  Repayment of notes payable                  (104,260)              -
                                          ------------    ------------
Net cash provided by financing
activities                                   1,458,688          19,184
                                          ------------    ------------
Increase (decrease) in cash                   (264,708)         19,588

Cash, January 1,                               312,867          (5,786)
                                          ------------    ------------
Cash, June 30,                             $    48,159      $   13,802
                                           ===========      ==========
Interest paid                              $    51,662      $    4,587
                                           ===========      ==========
Income tax paid                            $         -      $        -
                                           ===========      ==========
/TABLE

                          FORWARD-LOOKING STATEMENTS
                          --------------------------
    In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. and its wholly-owned operating divisions hereinafter referred to as the "Company"). The balance sheets at June 30, 1997 and the statements of operations and cash flows for the three month and six month periods ended June 30, 1997 and 1996, respectively, have been prepared by the Registrant without audit.

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


LIQUIDITY AND CAPITAL RESOURCES:  JUNE 30, 1997 VERSUS DECEMBER 31, 1996
------------------------------------------------------------------------
The Company's assets increased from $3,578,556 at December 31, 1996 to $4,418,441 at June 30, 1997, an increase of $ 839,885. This increase was principally attributable to the acquisition of eighteen (18) acres of real property, to be utilized as a plant foliage nursery, located in Homestead, Florida, and the initial purchase of an inventory of foliage plants to be
finished and sold from the Homestead, Florida nursery.   The Company's
cash decreased from $312,867 at December 31, 1996 to $48,159 at June 30, 1997 resulting principally from the investment of cash resources into the Company's various operating divisions. Accounts receivable increased from $181,506 at December 31, 1996 to $183,935 at June 30, 1997.

Inventories increased from $300,811 at December 31, 1996 to $734,518 at June 30, 1997, resulting from additional purchases of foliage plants at the Loxahatchee, Florida nursery, the initial purchase of an inventory of foliage plants at the Homestead, Florida nursery and an increase in raw materials and work-in-process inventory at the Boston, Massachusetts giftware facility. Current assets increased from $803,733 at December 31, 1996 to $1,030,275 at June 30, 1997, resulting from expanded business operations and new business developments.

The Company's investment in property, plant and equipment increased from $2,594,286 at December 31, 1996 to $3,204,597 at June 30, 1997, an
increase of $610,311. This increase was principally attributable to the acquisition of eighteen (18) acres of real property, to be utilized as a plant foliage nursery, located in Homestead, Florida, the purchase of equipment and vehicles for utilization at the Homestead, Florida nursery and continuing renovations and improvements to the Loxahatchee, Florida nursery.

The Company's liabilities increased from $1,115,384 at December 31, 1996 to $2,900,691 at June 30, 1997, an increase of $1,785,307. This increase is principally attributable to the issuance of various notes payables for the acquisition of the Homestead, Florida real property, initial foliage plant inventory at the Homestead, Florida nursery and general working capital for the Company's operating divisions.

The Company's working capital decreased from $66,875 at December 31, 1996 to a deficit of $(1,318,878) at June 30, 1997. The Company's current ratio decreased from 1.09 at December 31, 1996 to .4 at June 30, 1997.

Stockholders' equity decreased from $2,463,172 at December 31, 1996 to $1,517,750 at June 30, 1997, a decrease of $945,422, attributable to the Company's net loss for the six month period ended June 30, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
The Company's sales were $366,903 and $605,748 for the six month periods ended June 30, 1997 compared to $40,967 and $144,369 for the comparable reporting period ended June 30, 1996, representing increases of $325,936 and $461,379, respectively. The sales increases were principally attributable to product sales in 1997 of the Company's new subsidiaries, Vine Street Stores, Inc. (horticultural products) and Art Smart, Inc. (giftware products), as of July 23, 1996 and November 15, 1996, respectively, for which there were no operations or sales during the comparable prior reporting period.

Gross profits (loss) were $(12,217) (0.3% of sales) and $84,079 (13.8% of sales) for the three month and six month periods ended June 30, 1997 compared to $2,681 (6.5% of sales) and $38,317 (26.5% of sales) for the comparable reporting periods ended June 30, 1996, representing an increase (decrease) of $(14,898) and $45,762, respectively. The related percentage changes were principally attributable to the introduction of new merchandise products, lower raw material costs for inventories resulting from purchase volume discounts and improved financial management controls.

Operating and non-operating expenses, exclusive of interest income and expense, were $674,955 and $1,004,075 for the three month and six month periods ended June 30, 1997 and 1996, compared to $125,068 and $198,165 for the comparable reporting periods ended June 30, 1996, representing increases of $549,887 and $805,910, respectively. The Company has aggressively invested its available cash resources into sales and marketing activities for its operating divisions, particularly for its horticulture and giftware products. The Company aggressively implements and monitors cost and containment programs and expects to continue with these measures in order to further control the Company's operating expenses.

The Company's net losses were $(709,867) and $(944,254) for the three month and six month periods ended June 30, 1997 compared to $(125,105) and $(164,435) for the comparable reporting periods ended June 30, 1997

SUBSEQUENT EVENT
----------------
The Company announced on July 15, 1997 that it entered into a non-binding letter of intent to acquire THE FORGOTTEN WOMAN, INC.(Nasdaq Bulletin Board:
TFWI), a chain of specialty retail stores operating under the name "The Forgotten Woman" which cater to selling high-end name brand, designer and private label dresses, women's suits and other fashions and accessories in larger sizes.

The acquisition, if consummated, would entail the issuance of one share of the Company's common stock for each share of capital stock of TFWI. In addition, all outstanding warrants and options of TFWI (for approximately 2.75 million underlying shares) will be assumed by the Company and will be convertible into one share of the Company's common stock for each share of TFWI into which such rights are currently convertible. The exchange ratio contemplates that the Company will consummate an approximate 2.4 to 1 reverse stock split based upon its current capitalization. On closing, TFWI's shareholders will own in excess of seventy-five percent (75%) of the Company's capital stock and the Company's Board of Directors and management will be designated by TFWI. The transaction is subject to numerous conditions, including the execution of a definitive agreement, approvals, if required, of Boards of Directors and shareholders of both companies, and NASDAQ approval, including the Company's continued listing of the NASDAQ Small Cap Market. If all conditions are satisfied, of which there is not assurance, the Company expects to consummate the acquisition by November, 1997.

The Company further announced on August 4, 1997 that it entered into a non-binding letter of intent providing for a business combination with Lillie Rubin Fashions, Inc., a privately-held chain of 38 retail stores that specializes in better, "special occasion" women's apparel with a focus on higher-priced fashions and accessories. If consummated, this transaction, along with the acquisition of TFWI, as specified in the preceding paragraphs, will initially represent businesses with 47 stores and projected annual revenues of approximately $41 million.

The acquisition price of this transaction, if consummated, will be approximately $8.2 million, consisting of cash and the issuance of securities by the Company. The transaction is also subject to numerous conditions, including the execution of a definitive agreement, approvals, if required, of shareholders of the Company, NASDAQ approval, including the Company's continued listing on the NASDAQ Small Cap Market, and financing. If all conditions are satisfied, of which there is no assurance, the Company expects to consummate this acquisition, contemporaneous with the acquisition of TFWI, by November, 1997.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS
               -----------------

               None.

     ITEM 2.   CHANGES IN SECURITIES
               ---------------------
               On July 11, 1997, the Board of Directors of the Company authorized a reduction in the exercise price of the Company's outstanding Class BB Warrants from $3.00 per share to $1.00 per share. All other terms of the Class BB Warrants remain unchanged, and the BB Warrants continue to be exercisable until April 1, 1999, the expiration date.

     ITEM 3.   DEFAULT UPON SENIOR SECURITIES
               ------------------------------
               The Company is currently in default under several material promissory notes and other obligations which, if they remain uncured, could have a material adverse impact upon the Company's ability to continue as a going concern.

               The Company is currently in default under the SBA loan made by its subsidiary, Plants For Tomorrow, Inc. ("Plants"). The obligation of Plants to repay the loan is secured by a senior mortgage encumbering the Company's nursery located in Loxahatchee, Florida. While the SBA has not initiated foreclosure proceedings, under the loan documents it has the right to foreclose upon the nursery.

               A separate subsidiary of the Company, Flying Cow Farms II, Inc. ("Flying Cow") is in default for non-payment under a $199,000 promissory note issued in connection with the purchase by Flying Cow of the 18-acre nursery located in Homestead, Florida. The obligation of Flying Cow under the promissory note is secured by a senior mortgage against the Homestead Nursery. While the holder of the note has not begun foreclosure proceedings, the loan documents grant to the holder the right to foreclose upon the Homestead property in the event of such default.

               The Company is also indebted to holders of an aggregate of $805,000 in bridge notes, all of which matured on June 30, 1997. While the Company is in default under the bridge notes, the Company has engaged in negotiations with the holders for an extension of the notes. Based upon verbal agreements in principle reached to date, the Company believes that the holders will execute extensions of the bridge notes upon terms acceptable to the Company. However, if the notes are not ultimately extended, or if the Company is unable to retire the notes on or before the revised maturity date, the Company's default under the notes would have a material adverse impact upon the Company's ability to continue as a going concern.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------
               None.

     ITEM 5.   OTHER INFORMATION
               -----------------
               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               Exhibits:

                    Exhibit No. 27 - Financial Data Schedule

               Reports on Form 8-K:

                    None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        OPTIMAX INDUSTRIES, INC.

Dated:  August 19, 1997                 By:  /s/ David W. Dube
        ---------------                 -----------------------------
                                             David W. Dube, President