Form 10QSB
period 1997-09-30
OPTIMAX INDUSTRIES INC
filed 1997-11-19
CIK 824103

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                UNITED STATES
                      SECURITIES  AND EXCHANGE COMMISSION

                                  FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
               For the quarterly period ended September 30, 1997

                                      or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from  __________________ to_________________

                      Commission file number     0-19082

                           OPTIMAX INDUSTRIES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Colorado                                            84- 1059458
------------------------                               --------------------
(State of incorporation)                                    (IRS Employer
                                                        Identification No.)

      1118 Avenue J             Brooklyn, New York                 11230
     --------------------------------------------------------------------
      (Address of Principal Executive Offices)                (Zip Code)

                                (718) 258-3204
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    [] Yes  [] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1997, Registrant had 6,020,591 shares of common stock, $.02 par value, outstanding.

                                     INDEX



PART I.    FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996 (audited)

               Consolidated Statement of Operations, Three Months Ended
                    September 30, 1997 and 1996 (unaudited)

               Consolidated Statement of Operations, Nine Months Ended
                    September 30, 1997 and 1996 (unaudited)

               Consolidated Statement of Cash Flows, Three Months Ended
                    September 30, 1997 and 1996 (unaudited)

               Consolidated Statement of Cash Flows, Nine Months Ended
                    September 30, 1997 and 1996 (unaudited)

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

     ITEM 4.   Submission of Matters to a Vote of Security Holders

     ITEM 5.   Other Information

     ITEM 6.   Exhibits and Reports on Form 8-K

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                            September 30,
                                                1997        December 31,
                                             (unaudited)        1996
                                           --------------   -------------
Current assets
  Cash                                       $     4,734    $    312,867
  Accounts receivable                             78,812         181,506
  Inventories                                    425,300         300,811
  Prepaid expenses                                 9,277           8,549
                                             -------------  -------------
  Total current assets                           518,123         803,733

Property and equipment, net of accumulated
  depreciation of $957,405 and $380,158        2,628,170       2,594,286
Goodwill, net of accumulated amortization
  of $175,351 and $26,303                             -          151,971
Organization costs, net of accumulated
  amortization of $7,889 and $3,499               24,729          21,959
Security deposits and other assets                   413           6,607
                                             -------------  -------------
Total assets                                 $ 3,171,435    $  3,578,556
                                             ============   =============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,
                                                1997        December 31,
                                             (unaudited)        1996
                                           --------------   -------------
Current liabilities
  Payroll taxes payable                      $   173,575    $    182,053
  Accounts payable and accrued expenses          613,653         335,963
  Current portion of notes payable             1,656,777         218,842
                                             -------------  -------------
  Total current liabilities                    2,444,005         736,858

Long-term liabilities
  Notes payable, net of current portion          485,546         378,526
                                             -------------  -------------
Total liabilities                              2,929,551       1,115,384
                                             -------------  -------------
Stockholders' equity
  Preferred shares - $.001 par value,
     5,000,000 shares authorized; none
     issued and outstanding                          -               -
  Common shares - $.02 par value,
     20,000,000 shares authorized;
     6,020,591 issued and outstanding            120,412         120,412
  Additional paid-in capital                   9,863,583       9,864,750
  Accumulated deficit                         (9,742,111)     (7,521,990)
                                             -------------  -------------
Total stockholders' equity                       241,884       2,463,172

Total liabilities and stockholders' equity   $ 3,171,435    $  3,578,556
                                             =============  =============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   For the three months ended September 30,
                                  (Unaudited)


                                                1997            1996
                                           --------------  --------------
Sales                                        $   173,633    $    131,385
Cost of sales                                    126,662          69,277
                                             -------------  -------------
Gross profit                                      46,971          62,108

Operating expenses
  Depreciation and amortization                  167,829           2,600
  Salaries, not included in cost of sales         86,918           6,701
  Other operating expenses                       238,548          54,751
                                             -------------  -------------
  Total operating expenses                       493,295          64,052
                                             -------------  -------------
Net loss before other income (expenses)         (446,324)         (1,944)

Other income (expense)
  Provisions for discontinued operations
     And writedown of assets                    (786,885)            -
  Interest expense, net of income                (41,636)          2,980
  Other non-operating income                        -                780
                                             -------------  -------------
  Total other income (expense)                  (828,521)          3,760

                                             -------------  -------------
NET INCOME (LOSS)                            $(1,274,845)   $      1,816
                                             =============  =============
NET INCOME (LOSS) PER SHARE                  $      (.21)   $        -
                                             =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING            6,020,591       3,288,700
                                             =============  =============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    For the nine months ended September 30,
                                  (Unaudited)



                                                1997            1996
                                           --------------  --------------
Sales                                        $   779,381    $    378,326
Cost of sales                                    648,331         233,428
                                             -------------  -------------
Gross profit                                     131,050         144,898

Operating expenses
  Depreciation and amortization                  230,234          36,653
  Salaries, not included in cost of sales        562,291         139,934
  Other operating expenses                       705,026         151,768
                                             -------------  -------------
  Total operating expenses                     1,497,551         328,355
                                             -------------  -------------
Net loss before other income (expenses)       (1,366,501)       (183,457)

Other income (expense)
  Provisions for discontinued operations
     and writedown of assets                    (786,885)           -
  Interest expense, net of income                (65,894)         (1,607)
  Other non-operating income                        181           39,412
                                             -------------  -------------
  Total other income (expense)                  (852,598)         37,805
                                             -------------  -------------
Net loss                                     $(2,219,099)   $   (145,652)
                                             =============  =============
Net loss per share                           $      (.37)   $       (.03)
                                             =============  =============
Weighted average shares outstanding            6,020,591       4,703,091
                                             =============  =============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the three months ended September 30,
                                  (Unaudited)
                                                1997            1996
                                           --------------  --------------
Cash flows from operating activities:
Net income (loss)                            $(1,274,845)   $      1,816
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization               167,829           2,600
     Provision for discontinued opera-
       tions and writedown of assets             786,885             -
     Increase in accounts payable and
       accrued expenses                          (56,240)            -
     Decrease (increase) in accounts
       receivable                                105,123         (66,477)
     Decrease in inventories                     309,218           8,093
     Decrease (increase) in prepaid
       expenses and other assets                  54,386         (24,577)

Net cash provided by (used in) operating
  activities                                      92,356         (78,545)
                                             -------------  -------------
Cash flows from investing activities:
  Purchase of marketable securities                 -           (201,953)
  (Acquisition) disposition of property
     and equipment                              (228,750)     (2,033,615)
  Increase in organizational costs                  (649)           -
  Decrease in security deposits and
     other assets                                  9,541            -
                                             -------------  -------------
Net cash used in investing activities           (219,858)     (2,235,568)

Cash flows from financing activities:
  Issuance of notes payable                       95,937             -
  Repayment of notes payable                     (11,860)            -
  Issuance of stock and capital
     contributions                                   -         2,880,681
                                             -------------  -------------
Net cash provided by financing activities         84,077       2,880,681
                                             -------------  -------------
Increase (decrease) in cash                      (43,425)        566,568

Cash, July 1,                                     48,159          13,802
                                             -------------  -------------
Cash, September 30,                          $     4,734    $    580,370
                                             =============  =============
Interest paid                                $     5,000    $        -
                                             =============  =============
Income taxes paid                            $       -      $        -
                                             =============  =============

            OPTIMAX INDUSTRIES, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the nine months ended September 30,
                                  (Unaudited)

                                                1997            1996
                                           --------------  --------------
Cash flows from operating activities:
Net loss                                     $(2,219,099)   $   (145,652)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization               230,234          36,653
     Provisions for discontinued opera-
       tions and writedown of assets             786,885             -
     Increase in accounts payable and
       accrued expenses                          269,213          82,903
     (Increase) decrease in accounts
       receivable                                102,694         (89,921)
     (Increase) decrease in inventories         (124,489)         17,292
     (Increase) decrease in prepaid
       expenses and other assets                    (728)          2,602
                                             -------------  -------------
Net cash used in operating activities           (955,290)        (96,123)

Cash flows from investing activities:
  Purchase of marketable securities                  -          (201,953)
  Acquisition of property and equipment         (892,399)     (2,007,897)
  Increase in organization costs                  (9,383)            -
  Decrease in security deposits and
     other assets                                  6,174           1,756
                                             -------------  -------------
Net cash used in investing activities           (895,608)     (2,208,094)

Cash flows from financing activities:
  Issuance of common stock and capital
     contributions                                   -         2,880,681
  Payment of deferred financing costs             (1,167)            -
  Issuance of notes payable                    1,552,255           3,906
  Repayment of notes payable                      (8,323)            -
                                             -------------  -------------
Net cash provided by financing activities      1,542,765       2,884,587
                                             -------------  -------------
Increase (decrease) in cash                     (308,133)        580,370

Cash, January 1,                                 312,867             -
                                             -------------  -------------
Cash, September 30,                          $     4,734    $    580,370
                                             =============  =============
Interest paid                                $    56,662    $      4,587
                                             =============  =============
Income taxes paid                            $       -      $        -
                                             =============  =============

                          FORWARD-LOOKING STATEMENTS
                          --------------------------
  In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are, thus, prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations", and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
     The financial statements reflect the financial condition and results of operations of Optimax Industries, Inc. and its wholly-owned operating divisions (hereinafter referred to as the "Company"). The balance sheets at September 30, 1997 and the statements of operations and cash flows for the three month and nine month periods ended September 30, 1997 and 1996, respectively, have been prepared by the Registrant without audit.

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


LIQUIDITY AND CAPITAL RESOURCES:  SEPTEMBER 30, 1997 VERSUS
DECEMBER 31, 1996
-----------------------------------------------------------
     The Company's assets decreased from $3,578,556 at December 31, 1996 to $3,171,435 at September 30, 1997, a decrease of $407,121. This decrease was principally attributable to the Company's decision to record provisions for the writedown of property and equipment and inventory in anticipation of discontinuing operations at both the Company's foliage nursery in Loxahatchee, Florida and giftware manufacturing facility in Boston, Massachusetts. The Company's cash decreased from $312,867 at December 31, 1996 to $4,734 at September 30, 1997 resulting principally from the investment of cash resources into the Company's remaining operating divisions and the utilization of cash to support continuing net operating losses during the nine month period ended September 30, 1997. Accounts receivable decreased from $181,506 at December 31, 1996 to $78,812 at September 30, 1997.

     Inventories increased from $300,811 at December 31, 1996 to $425,300 at September 30, 1997, resulting principally from the initial purchase, in March, 1997, of an inventory of foliage plants at the Homestead, Florida nursery. Current assets decreased from $803,733 at December 31, 1996 to $518,123 at September 30, 1997, resulting from the provision for the writedown of certain inventories and the utilization of cash to support continuing net operating losses.

     The Company's investment in property, plant and equipment increased from $2,594,286 at December 31, 1996 to $2,628,170 at September 30, 1997, an
increase of $33,884. This net increase was principally attributable to the acquisition, in March, 1997, of eighteen (18) acres of real property, utilized as a plant foliage nursery, located in Homestead, Florida and the purchase of equipment and vehicles for utilization at the Homestead, Florida nursery and a provision for the writedown of property and equipment at the Loxahatchee, Florida plant foliage nursery and the Boston, Massachusetts giftware manufacturing facility, in anticipation of discontinuing operations at both subsidiary locations.

     The Company's liabilities increased from $1,115,384 at December 31, 1996 to $2,929,551 at September 30, 1997, an increase of $1,814,167. This increase is principally attributable to the issuance of various notes payables for the acquisition of the Homestead, Florida real property, initial foliage plant inventory at the Homestead, Florida nursery and general working capital, including funds to support continuing net operating losses, for the Company's operating divisions.

     The Company's working capital decreased from $66,875 at December 31, 1996 to a deficit of $(1,925,882) at September 30, 1997. The Company's current ratio decreased from 1.09 at December 31, 1996 to 0.2 at September 30, 1997.

     Stockholders' equity decreased from $2,463,172 at December 31, 1996 to $241,884 at September 30, 1997, a decrease of $2,221,288, attributable to the Company's net operating losses for the nine month period ended September 30, 1997.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------
     The Company's sales were $173,633 and $779,381 for the three and nine month periods ended September 30, 1997 compared to $131,385 and $378,326 for the comparable reporting period ended September 30, 1996, representing increases of $42,248 and $401,055, respectively. The sales increases were principally attributable to product sales in 1997 from the Company's new horticultural and giftware business activities for which there were no operations or product sales during the comparable prior reporting period.

     Gross profits were $46,971 (27.0% of sales) and $131,050 (16.8% of sales) for the three and nine month periods ended September 30, 1997 compared to $62,108 (47.3% of sales) and $144,898 (38.3% of sales) for the comparable reporting periods ended September 30, 1996, representing a decrease of $15,137 and $13,848, respectively. The gross profits decreases were principally attributable to the introduction of new merchandise products, higher raw material costs for inventories resulting from lower volume purchases and higher labor costs.

     Operating and non-operating expenses, exclusive of interest income and expense, were $493,295 and $1,497,370 for the three and nine month periods ended September 30, 1997 compared to $63,272 and $288,943 for the comparable reporting periods ended September 30, 1996, representing increases of $430,023 and $1,208,427, respectively. The Company aggressively invested its available cash resources into sales and marketing activities for its operating divisions, particularly for its horticultural and giftware businesses. In light of the Company's inability to achieve profitable, sustainable operations and its continuing net operating losses, the Company has suspended certain subsidiary operations, recorded provisions for the writedown of certain property, equipment and inventories in anticipation of discontinuing these operations and taken other downsizing actions and cost reduction measures in light of the Company's significantly constrained working capital resources.

     The Company's net losses were $(1,274,845) and $(2,219,099) for the three and nine month periods ended September 30, 1997 compared to net income of $1,816 and a net loss of $(145,652) for the comparable reporting periods ended September 30, 1996.


SUBSEQUENT EVENTS
-----------------
     The Company has executed a definitive agreement on November 6, 1997 to acquire The Forgotten Woman, Inc. (OTC Bulletin Board: TFWI), a chain of specialty retail stores operating under the name "The Forgotten Woman," which cater to selling high-end name brand, designer and private label dresses, women's suits and other fashions and accessories in larger sizes.

     The acquisition, if consummated, would entail the issuance of one share of the Company's common stock for each share of capital stock of TFWI. In addition, all outstanding warrants and options of TFWI (for approximately 2.75 million underlying shares) will be assumed by the Company and will be convertible into the Company's options and warrants. The exchange ratio contemplates that the Company will consummate a reverse stock split based upon its capitalization at the time of closing. On closing, TFWI's shareholders will own in excess of seventy-five percent (75%) of the Company's capital stock and the Company's Board of Directors and management will be designated by TFWI. The transaction is subject to certain remaining conditions, namely, approvals, if required, of Boards of Directors and shareholders of both companies and NASDAQ approval, including the Company's continued listing on the NASDAQ Small Cap Market. If all conditions are satisfied, of which there is no assurance, the Company expects to consummate the acquisition by January, 1998.

     The Company further announced on August 4, 1997, that it entered into a non-binding letter of intent providing for a business combination with Lillie Rubin Fashions, Inc., a privately-held chain of 38 retail stores that specializes in better, "special occasion" women's apparel with a focus on higher-priced fashions and accessories. If consummated, this transaction, along with the acquisition of TFWI specified in the preceding paragraphs, will initially represent businesses with 47 stores and projected annual revenues of approximately $41 million. The acquisition price of this transaction, if consummated, will be approximately $8.2 million, consisting of cash and the issuance of securities by the Company. The transaction is subject to numerous conditions, including the execution of a definitive agreement, approvals, if required, of shareholders of the Company, NASDAQ approval, including the Company's continued listing on the NASDAQ Small Cap Market, and financing. If all conditions are satisfied, of which there is no assurance, the Company expects to consummate this acquisition, contemporaneous with the acquisition of TFWI, by January, 1998.

                         PART II.    OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

       In October, 1997, the Company and one of its subsidiaries were named as defendants in an action relating to the Company's acquisition of certain equipment, machinery and inventory for which the Company and it subsidiary entered into a promissory note with the plaintiffs in November, 1996. The Plaintiffs accelerated the promissory note, amounting to approximately $54,000, subsequent to a demand for payment, and sued the Company after the Company informed the Plaintiffs of its intentions to not pay the note. In addition, the Company has countersued the Plaintiffs, claiming breach of contract, fraud and unfair and deceptive acts in violation of applicable state laws. The Company contends that the Plaintiffs have caused injuries in an amount greater than the note and is requesting a jury trial.


ITEM 2.   CHANGES IN SECURITIES

       On July 11, 1997, the Board of Directors of the Company authorized a reduction in the exercise price of the Company's outstanding Class BB Warrants from $3.00 per share to $1.00 per share. All other terms of the Class BB Warrants remain unchanged and the BB Warrants continue to be exercisable until April 1, 1999, the expiration date.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

       The Company is currently in default under several material promissory notes and other obligations which, if they remain uncured, could have a material adverse impact upon the Company's ability to continue as a going concern.

       The Company is currently in default under the SBA loan made to its subsidiary, Plants For Tomorrow, Inc. ("Plants"). The obligation of Plants to repay the loan is secured by a senior mortgage encumbering the Company's nursery located in Loxahatchee, Florida. While the SBA has not initiated foreclosure proceedings under the loan document, it has the right to foreclose upon the nursery.

       A separate subsidiary of the Company, Flying Cow Farms II, Inc. ("Flying Cow") is in default for non-payment under a $229,342 promissory note issued in connection with the purchase by Flying Cow of its 18-acre nursery located in Homestead, Florida. The obligation of Flying Cow under the promissory note is secured by inventory located on the Homestead nursery. While the holder of the note has not begun foreclosure proceedings, the loan documents grant to the holder the right to do so. The Company has engaged in continuing negotiations with thehHolder for either an extension of time to pay or restructuring of the note. Although no agreement has been reached, the Company believes, based upon negotiation to date, that an acceptable arrangement may be accomplished to cure the default.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 5.   OTHER INFORMATION

       None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits:

           Exhibit 27   Financial Data Schedule

       Reports on Form 8-K:

           Item 5: Other Events dated September 30, 1997

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   OPTIMAX INDUSTRIES, INC.



Dated :  November 19, 1997         By:  /s/ Peter H. Siegel
        -----------------          -----------------------------------
                                   Peter H. Siegel, President